Form 10-K
period 2023-12-31
Li-Cycle Holdings Corp.
filed 2024-03-15
CIK 1828811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-K
________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from      to        .
Commission file number 001-40733
________________________
Li-Cycle Holdings Corp.
(Exact Name of Registrant as Specified in Its Charter)
________________________

Province of Ontario, Canada	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
207 Queens Quay West, Suite 590, Toronto, ON, M5J 1A7, Canada
(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code: (877) 542-9253
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common shares, without par value	LICY	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
The aggregate market value of the registrant's common shares held by non-affiliates, based on the closing sale price as reported by the New York Stock Exchange on December 29, 2023, the last business day of the registrant’s most recently completed fiscal quarter, was approximately $104.3 million.

Common shares beneficially owned by each executive officer, director and holder of more than 10% of common stock have been excluded in that such persons may be deemed to be affiliates.
As of February 29, 2024, the registrant had 179,047,118 common shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
None.

LI-CYCLE HOLDINGS CORP.

2

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Annual Report on Form 10-K may be considered “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the U.S. Securities Act of 1933, as amended, Section 21 of the U.S. Securities Exchange Act of 1934, as amended, and applicable Canadian securities laws.
Forward-looking statements may generally be identified by the use of words such as “believe”, “may”, “will”, “continue”, “anticipate”, “intend”, “expect”, “should”, “would”, “could”, “plan”, “potential”, “future”, “target” or other similar expressions that predict or indicate future events or trends or that are not statements of historical matters, although not all forward-looking statements contain such identifying words. Forward-looking statements in this Annual Report on Form 10‑K include but are not limited to statements about: the expectation that Li-Cycle will recover critical battery-grade materials to create a domestic closed-loop battery supply chain for a clean energy future; the expectation that the steps taken under the Cash Preservation Plan will result in cash savings; Li-Cycle’s expectations regarding cash outflows; Li-Cycle’s expectations regarding the DOE Loan; Li-Cycle’s expectations that it will require significant funding before restarting the Rochester Hub project or that it will be able to restart the Rochester Hub project; Li-Cycle’s expectation that the phased approach may include the ability to produce intermediate battery metal products such as MHP; Li-Cycle’s expectations that it will be stopping or slowing operations at its operational Spokes in North America and re-evaluating its strategy for bringing on additional Spoke and Hub capacity in the near-term; Li-Cycle’s expectation to recognize revenue from the sale of critical battery materials; Li-Cycle’s expectation regarding other capital expenditures in 2024; Li-Cycle’s expectation that it will need to secure an alternative short or long-term financing in the near term or else it will not have sufficient cash and cash equivalents on hand or other resources to support current operations for the twelve months following the filing of this Annual Report; and expectations related to potential financing and other strategic alternatives. These statements are based on various assumptions, whether or not identified in this Annual Report on Form 10-K, made by Li-Cycle’s management, including but not limited to assumptions regarding the timing, scope and cost of Li-Cycle’s projects, including paused projects; the processing capacity and production of Li-Cycle’s facilities; Li-Cycle’s expectations regarding near-term significant workforce reductions; Li-Cycle's ability to source feedstock and manage supply chain risk; Li-Cycle’s ability to increase recycling capacity and efficiency; Li-Cycle’s ability to obtain financing on acceptable terms or execute any strategic transactions; the expected closing of the Glencore Senior Secured Convertible Note investment; Li-Cycle’s ability to retain and hire key personnel and maintain relationships with customers, suppliers and other business partners; the success of the Cash Preservation Plan, the outcome of the review of the go-forward strategy of the Rochester Hub, Li-Cycle’s ability to attract new suppliers or expand its supply pipeline from existing suppliers; general economic conditions; currency exchange and interest rates; compensation costs; and inflation. There can be no assurance that such assumptions will prove to be correct and, as a result, actual results or events may differ materially from expectations expressed in or implied by the forward-looking statements.
Forward-looking statements involve inherent risks and uncertainties, most of which are difficult to predict and many of which are beyond the control of Li-Cycle, and which may cause actual results to differ materially from the forward-looking information. The risk factors and cautionary language discussed in this Annual Report on Form 10-K provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described by us in such forward-looking statements, including among other things:
•Li-Cycle’s inability to economically and efficiently source, recover and recycle lithium-ion batteries and lithium-ion battery manufacturing scrap, as well as third party black mass, and to meet the market demand for an environmentally sound, closed-loop solution for manufacturing waste and end-of-life lithium-ion batteries;
•Li-Cycle’s inability to successfully implement its global growth strategy, on a timely basis or at all;
•Li-Cycle’s inability to manage future global growth effectively;
•Li-Cycle’s inability to develop the Rochester Hub as anticipated or at all, and other future projects including its Spoke network expansion projects in a timely manner or on budget or that those projects will not meet expectations with respect to their productivity or the specifications of their end products;
•Li-Cycle's history of losses and expected significant expenses for the foreseeable future as well as additional funds required to meet Li-Cycle’s liquidity needs and capital requirements in the future not being available to Li-Cycle on acceptable terms or at all when it needs them;

•risk and uncertainties related to Li-Cycle’s ability to continue as a going concern;
•uncertainty related to the success of Li-Cycle’s Cash Preservation Plan and related past and expected near-term further significant workforce reductions;
•Li-Cycle's inability to attract, train and retain top talent who possess specialized knowledge and technical skills;
•Li-Cycle’s failure to oversee and supervise strategic review of all or any of Li-Cycle’s operations and capital project and obtain financing and other strategic alternatives;
•Li-Cycle’s ability to service its debt and the restrictive nature of the terms of its debt;
•Li-Cycle's potential engagement in strategic transactions, including acquisitions, that could disrupt its business, cause dilution to its shareholders, reduce its financial resources, result in incurrence of debt, or prove not to be successful;
•one or more of Li-Cycle's current or future facilities becoming inoperative, capacity constrained or disrupted, or lacking sufficient feed streams to remain in operation;
•the potential impact of the pause in construction of the Rochester Hub on the authorizations and permits granted to Li-Cycle for the operation of the Rochester Hub and the Spokes on pause;
•the risk that the New York state and municipal authorities determine that the permits granted to Li-Cycle for the production of metal sulphates at the Rochester Hub will be impacted by the change to MHP and the reduction in scope for the project;
•Li-Cycle's failure to materially increase recycling capacity and efficiency;
•Li-Cycle expects to continue to incur significant expenses and may not achieve or sustain profitability;
•problems with the handling of lithium-ion battery cells that result in less usage of lithium-ion batteries or affect Li-Cycle’s operations;
•Li-Cycle’s inability to maintain and increase feedstock supply commitments as well as secure new customers and off-take agreements;
•a decline in the adoption rate of EVs, or a decline in the support by governments for “green” energy technologies;
•decreases in benchmark prices for the metals contained in Li-Cycle’s products;
•changes in the volume or composition of feedstock materials processed at Li-Cycle’s facilities;
•the development of an alternative chemical make-up of lithium-ion batteries or battery alternatives;
•Li-Cycle’s expected revenues for the Rochester Hub are expected to be derived significantly from a limited number of customers;
•uncertainty regarding the sublease agreement with Pike Conductor Dev 1, LLC related to the construction, financing and leasing of a warehouse and administrative building for the Rochester Hub;
•Li-Cycle’s insurance may not cover all liabilities and damages;
•Li-Cycle’s heavy reliance on the experience and expertise of its management;
•Li-Cycle’s reliance on third-party consultants for its regulatory compliance;
•Li-Cycle’s inability to complete its recycling processes as quickly as customers may require;
•Li-Cycle’s inability to compete successfully;

•increases in income tax rates, changes in income tax laws or disagreements with tax authorities;
•significant variance in Li-Cycle’s operating and financial results from period to period due to fluctuations in its operating costs and other factors;
•fluctuations in foreign currency exchange rates which could result in declines in reported sales and net earnings;
•unfavorable economic conditions, such as consequences of the global COVID-19 pandemic;
•natural disasters, unusually adverse weather, epidemic or pandemic outbreaks, cyber incidents, boycotts and geo-political events;
•failure to protect or enforce Li-Cycle’s intellectual property;
•Li-Cycle may be subject to intellectual property rights claims by third parties;
•Li-Cycle may be subject to cybersecurity attacks, including, but not limited to, ransomware;
•Li-Cycle’s failure to effectively remediate the material weaknesses in its internal control over financial reporting that it has identified or its failure to develop and maintain a proper and effective internal control over financial reporting;
•the potential for Li-Cycle’s directors and officers who hold Company common shares to have interests that may differ from, or be in conflict with, the interests of other shareholders; and
•risks related to adoption of Li-Cycle’s shareholder rights plan and amendment to the shareholder rights plan and the volatility of the price of Li-Cycle’s common shares.
These and other risks and uncertainties related to Li-Cycle’s business and the assumptions on which the forward-looking information is based are described in greater detail in the sections titled “Item 1A. Risk Factors”, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Li-Cycle’s Performance” and elsewhere in this Annual Report on Form 10-K. Because of these risks, uncertainties and assumptions, readers should not place undue reliance on these forward-looking statements. Actual results could differ materially from those contained in any forward-looking statements.
Li-Cycle assumes no obligation to update or revise any forward-looking statements, except as required by applicable laws. These forward-looking statements should not be relied upon as representing Li-Cycle’s assessments as of any date subsequent to the date of this Annual Report on Form 10-K.

FREQUENTLY USED TERMS
As used in this Annual Report on Form 10-K, unless the context otherwise requires or indicates otherwise, references to “we,” “us,” “our,” “Li-Cycle” or the “Company” refer to Li-Cycle Holdings Corp., an Ontario corporation, and its consolidated subsidiaries.
In this document:
“A&R Glencore Convertible Notes” means amended and restated Glencore Convertible Notes, to be issued upon closing of the issuance of the Glencore Senior Secured Convertible Note.
“Alabama Spoke” means Li-Cycle’s Spoke near Tuscaloosa, Alabama, which commenced operations on October 13, 2022.
“Amalgamation” means the amalgamation of Peridot Ontario and NewCo in accordance with the terms of the Arrangement.
“ancillary processing capacity” means, in relation to Li-Cycle’s Spokes, the capacity to process LIB through dry shredding, powder processing and baling.
“Arizona Spoke” means Li-Cycle’s Spoke in Gilbert, Arizona, which commenced operations on May 17, 2022.
“Arrangement” means the plan of arrangement (including the Business Combination) in substantially the form attached as Annex C to the proxy statement/prospectus forming a part of the registration statement on Form F-4, filed by the Company with the SEC on July 6, 2021.
“black mass” means a powder-like substance which contains a number of valuable metals, including nickel, cobalt and lithium.
“Black Mass & Equivalents” or “BM&E” means black mass and products analogous to black mass that have a similar metal content.
“Business Combination” means the transactions contemplated by the Business Combination Agreement.
“Business Combination Agreement” means the Business Combination Agreement, dated as of February 15, 2021, as amended, by and among Peridot, Li-Cycle Corp. and NewCo.
“Cash Preservation Plan” means the cash preservation plan initiated on November 1, 2023, which included reducing staffing in its corporate support functions, pausing production at its Ontario Spoke and implementing a plan to manage lower levels of Black Mass & Equivalents production and otherwise slow down operations at its remaining operating Spoke locations in order to reduce expenses and slow cash outflows as well as reviewing existing plans for bringing on additional Spoke capacity and taking other steps to preserve the Company’s available cash while pursuing funding alternatives for the Company and continuing to review the go-forward strategy for the Rochester Hub project.
“Closing Date” means the closing date of the Business Combination.
“common shares” means the common shares of the Company, without par value.
“Consolidated Financial Statements” means the annual consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.
“Continuance” means the continuance of Peridot from the Cayman Islands under the Companies Act to the Province of Ontario, Canada as a corporation existing under the OBCA.
“DFS” means definitive feasibility study.
“EV” means electric vehicles.

“Germany Spoke” means Li-Cycle’s Spoke in Magdeburg, Germany, which commenced operations on August 1, 2023.
“Glencore” means Glencore plc and its subsidiaries.
“Glencore Convertible Note” means the unsecured convertible note in the principal amount of $200.0 million due May 31, 2027 issued to Glencore Ltd. pursuant to the Glencore Note Purchase Agreement on May 31, 2022, as such note may be amended from time to time.
“Glencore Convertible Notes” means the Glencore Convertible Note together with any PIK Notes issued in satisfaction of interest due and payable thereon.
“Glencore Note Purchase Agreement” means the note purchase agreement, dated as of May 5, 2022, between the Company and Glencore Ltd.
“Glencore Senior Secured Convertible Note” means a senior secured convertible note in an aggregate principal amount of $75.0 million to be issued to an affiliate of Glencore plc pursuant to the Glencore Senior Secured Convertible Note Purchase Agreement, as such note may be amended from time to time.
“Glencore Senior Secured Convertible Note Purchase Agreement” means the agreement dated March 11, 2024 by and between the Company, an affiliate of Glencore plc and the other parties named therein for the issuance of the Glencore Senior Secured Convertible Note.
“Glencore Warrants” means warrants to be issued by Li-Cycle to the holder of the Glencore Convertible Note in connection with an optional redemption of the Glencore Convertible Note that entitle the holder to acquire, until the maturity date of the Glencore Convertible Note, a number of common shares equal to the principal amount of the Glencore Convertible Note being redeemed divided by the then applicable conversion price.
“Hub” means a centralized facility for large-scale production of specialty materials that achieves economies of scale in recycling.
“IP” means intellectual property.
“Investor Agreement” means the Investor and Registration Rights Agreement, dated as of August 10, 2021, by and among the Company, the Peridot Class B Holders and the Li-Cycle Holders.
“KSP Convertible Note” means the unsecured convertible note in the principal amount of $100.0 million due September 29, 2026 originally issued to Spring Creek Capital, LLC (an affiliate of Koch Strategic Platforms, LLC, being a company within the Koch Investments Group) pursuant to the KSP Note Purchase Agreement on September 29, 2021 and subsequently assigned on May 1, 2022, to one of its affiliates, Wood River Capital, LLC, as such note may be amended from time to time.
“KSP Convertible Notes” means the KSP Convertible Note together with any PIK Notes issued in satisfaction of interest due and payable thereon.
“KSP Note Purchase Agreement” means the Note Purchase Agreement, dated as of September 29, 2021, between the Company and Spring Creek Capital, LLC, and assigned on May 1, 2022, to Wood River Capital, LLC.
“LGC” means LG Chem, Ltd.
“LGES” means LG Energy Solution, Ltd.
“LIB” means lithium-ion batteries, including lithium-ion battery manufacturing scrap and end-of-life lithium-ion batteries.
“LIBOR” means the London Inter-Bank Offered Rate.
“Li-Cycle Holders” means the prior shareholders of Li-Cycle Corp. that entered into the Li-Cycle Transaction Support Agreements in connection with the Business Combination.

“Li-Cycle Shares” means the issued and outstanding common shares of Li-Cycle Corp. prior to the Business Combination.
“Li-Cycle Transaction Support Agreements” means the Transaction Support Agreements, each dated as of February 15, 2021, among Peridot and the Li-Cycle Holders, entered into in connection with the Business Combination Agreement.
“Long-Term Incentive Plan” means the Company’s 2021 Incentive Award Plan.
“main line processing capacity” means, in relation to Li-Cycle’s Spokes, the capacity to process materials using Li-Cycle’s patented submerged shredding process or “wet shredding” designed specifically for battery materials that contain electrolyte and have risk of thermal runaway.
“MHP” means mixed hydroxide precipitate, containing nickel, cobalt and manganese.
“MHP scope” means a scope for the Rochester Hub project that focuses only on those process areas needed to produce lithium carbonate and MHP.
“Moelis” means Moelis & Company LLC.
“NewCo” means Li-Cycle Holdings Corp. prior to the Amalgamation.
“New Ontario Spoke” means the planned, expanded Spoke and warehouse facility, the development of which has been postponed indefinitely.
“New York Spoke” means Li-Cycle’s operational Spoke in Rochester, New York, which commenced operations in late 2020.
“Norway Spoke” means Li-Cycle’s planned Spoke in Moss, Norway, the development of which is currently paused.
“NYSE” means the New York Stock Exchange.
“OBCA” means the Ontario Business Corporations Act.
“OEM” means an original equipment manufacturer.
“Ontario Spoke” means Li-Cycle’s Spoke in Kingston, Ontario, the operations of which are currently paused.
“Peridot Class B Holders” means the holders of Peridot Class B Shares immediately prior to the Business Combination.
“Peridot Class B Shares” means the Class B common shares of Peridot.
“Peridot” means, before the Continuance, Peridot Acquisition Corp., a Cayman Islands exempt company and, after the Continuance, Peridot Ontario.
“Peridot Ontario” means Peridot as continued under the OBCA following the Continuance.
“PIK Notes” means the additional unsecured convertible notes that may be issued by Li-Cycle from time to time in satisfaction of the interest due and payable on the KSP Convertible Notes or the Glencore Convertible Notes, as the case may be, as such notes may be amended from time to time.
“PIPE Financing” means the issuance and sale to the PIPE Investors, following the Amalgamation and prior to the closing date of the Business Combination, of an aggregate of 31,549,000 common shares for a purchase price of $10.00 per share, for aggregate gross proceeds of $315,490,000.
“PIPE Investors” means those certain investors, including an affiliate of Peridot’s Sponsor, who entered into Subscription Agreements to purchase common shares in the PIPE Financing.

“Planned Portovesme Hub” means the planned joint development project with Glencore to produce critical battery materials at a Hub facility in Portovesme, Italy, the definitive feasibility study for which is currently paused.
“private placement warrants” means 8,000,000 warrants to purchase common shares that were issued to the Sponsor in exchange for outstanding warrants of Peridot in connection with the Business Combination, which were exercised or surrendered for common shares or redeemed on January 26, 2022 pursuant to the notice of redemption dated December 27, 2021.
“public warrants” means 15,000,000 warrants to purchase common shares that were issued in exchange for outstanding warrants of Peridot that were issued in Peridot’s initial public offering, which were exercised or surrendered for common shares or redeemed on January 26, 2022 pursuant to the notice of redemption dated December 27, 2021.
“Rochester Hub” means Li-Cycle’s planned, first commercial-scale Hub, under development in Rochester, New York, the construction of which is currently paused.
“SEC” means the U.S. Securities and Exchange Commission.
“Securities Act” means the U.S. Securities Act of 1933, as amended.
“SOFR” means the Secured Overnight Financing Rate.
“Special Committee” means the Special Committee comprised of independent directors that was established in connection with the comprehensive review of the go-forward strategy of the Rochester Hub project. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Liquidity Developments.”
“Spoke” means a decentralized facility that mechanically processes batteries close to sources of supply and handles the preliminary processing of end-of-life batteries and battery manufacturing scrap.
“Sponsor” means Peridot Acquisition Sponsor, LLC, a Delaware limited liability company.
“Subscription Agreements” means the subscription agreements entered into with the PIPE Investors, in connection with the PIPE Financing.
“Traxys” means Traxys North America LLC.
“warrants” means the public warrants and the private placement warrants.
References to “dollar,” “USD,” “US$” and “$” are to U.S. dollars and references to “CA$” and “Cdn. $” are to Canadian dollars.
This annual report includes certain trademarks, service marks and trade names that we own or otherwise have the right to use, such as “Li-Cycle” and “Spoke & Hub Technologies” which are protected under applicable intellectual property laws and are our property. We have, or are in the process of obtaining, the exclusive right to use such trademarks, service marks and trade names in the countries in which we operate or may operate in the future. This annual report also contains additional trademarks, tradenames, and service marks belonging to other parties, which are the property of their respective owners. Solely for convenience, our trademarks, service marks and trade names referred to in this annual report may appear without the ® or ™ symbol, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights to these trademarks, service marks and trade names. We do not intend our use or display of other parties’ trademarks, tradenames, or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

PART I
ITEM 1. BUSINESS
Our Company Overview
Li-Cycle (NYSE: LICY) is a leading global lithium-ion battery (“LIB”) resource recovery company. Established in 2016, and with customers and partners around the world, Li-Cycle's mission is to recover critical battery-grade materials to create a domestic closed-loop battery supply chain for a clean energy future. The Company’s proprietary “Spoke & Hub” recycling and resource recovery process is designed (a) at its Spokes, or pre-processing facilities, to process battery manufacturing scrap and end-of-life batteries to produce “black mass”, a powder-like substance which contains a number of valuable metals, and other intermediate products, and (b) at its future Hubs, or post-processing facilities, to process black mass to produce critical materials for the lithium-ion battery supply chain, including lithium carbonate.
At its Spokes, in addition to producing black mass, the Company produces certain other intermediate products analogous to black mass that have a similar metal content, and, as a result, the Company tracks its production using a unit of measure called black mass and black mass equivalents (“Black Mass & Equivalents” or “BM&E”).
Li-Cycle pioneered what it believes to be an innovative and scalable metallurgical processing method with its Spoke & Hub network, with the goal of making a valuable contribution to the EV industry and the world’s transition to a circular economy by offering an environmentally-friendly recycling solution alternative to energy-intensive pyrometallurgical processing methods. By re-inserting critical materials back into the lithium-ion battery supply chain, we believe we will be able to effectively close the loop between the beginning and end-of-life manufacturing phases in both an environmentally and what we believe to be an economically sustainable manner.
Lithium-ion batteries are increasingly powering products and solutions in a range of industries, including consumer electronics, EVs and energy storage. An overview of the industries in which lithium-ion batteries are utilized is set forth below:

Global Lithium-Ion Battery Recycling Market
Electrical and Electronics
(Consumer Electronics and Telecom)
Automotive
(Electric Cars, Electric Buses, E-Bikes and E-Scooters)
Power Tools
Industrial
(Energy Storage System and Industrial Automation)
Others

Source: Expert Interviews, Secondary Research, and BIS Research Analysis
Our Industry, Market Trends and Supply Chain
Li-Cycle is at the intersection of three broad and accelerating trends that it believes are key drivers for successful movement toward a zero-carbon economy: the EV revolution; sustainability with emphasis on a circular economy; and localized investments in battery production to establish and grow sustainable domestic supplies of strategic battery materials.
As battery manufacturers and automotive OEMs in the lithium-ion battery supply chain increasingly establish localized manufacturing operations in North America and Europe, the lithium-ion battery market continues to develop in terms of the growth and need for recycling various "form factors" (see bottom left chart) and "chemistries" (see bottom right chart).
•Form factor refers to a battery’s physical shape, size, configuration, and arrangement. Market forecasts call for increased quantities of EV battery manufacturing scrap and end-of-life batteries to become available for recycling in our key focus regions.
•Battery chemistries are diverse and include: (i) lithium nickel manganese cobalt (“NMC”), which is one of the most widely used cathode chemistries in lithium-ion batteries, known to have a high capacity, high operating voltage, and relatively slow reaction time with electrolytes; (ii) lithium nickel cobalt aluminum oxide (“NCA”), which is similar to NMC and offers high specific energy and high durability; (iii) lithium-iron phosphate (“LFP”), which has a moderate specific energy and is widely used for residential storage systems; and (iv) lithium manganese oxide (“LMO”), which has a specific energy that makes it an attractive cathode material for lithium-ion batteries that are used mostly in power tools and electric powertrains.

We believe that a secure supply of critical materials is core to the success of the battery supply chain. As shown in the chart below, Li-Cycle’s expected operating model enables a circular loop in the EV battery value chain which we believe will make Li-Cycle well-placed to be a preferred supplier of domestic and recycled critical materials to key global battery supply chain participants. Many of Li-Cycle’s key commercial partners are cathode producers and battery OEMs.

In addition to Li-Cycle, other key players in the North American lithium-ion battery recycling market include Ascend Elements, Inc., Cirba Solutions, and Redwood Materials Inc.
Our Integrated Spoke & Hub Strategy and Network
Li-Cycle’s strategic goal is to be a preferred global recycler of lithium-ion batteries and battery manufacturing scrap to produce critical materials for the battery supply chain. Prior to the pause in construction of the Rochester Hub, the slowdown of operations at the North American Spokes, and the re-evaluation of the Company’s strategy for its current North American Spokes and bringing on additional Spoke and Hub capacity, the Company worked to position its network in multiple regions within the battery supply chain where there was growth of manufacturing of lithium-ion batteries in order to capture and process manufacturing scrap (“yield loss”) and end-of-life lithium-ion batteries available for recycling. The Company sought to develop a network of Spokes strategically located near customers and feedstock to reduce handling costs and operational risk. Additionally, the Spoke network was intended to produce a sustainable supply of black mass for processing at future centralized large-scale battery material refining facilities, or Hubs. These investments were supported in the near term with multi-year in-take and off-take commercial contracts, with a mid- to long-term objective of closing the supply chain loop – meaning matching up customer off-take with in-take arrangements.
On October 23, 2023, the Company announced that it was pausing construction work on its Rochester Hub project, pending completion of a comprehensive review of the go-forward strategy for the project. The pause in construction was due to escalating costs and the expectation that aggregate costs to complete the existing scope of the project would exceed the previously disclosed budget of $560.0 million. Prior to the construction pause, commissioning of the Rochester Hub project had been expected to commence in late 2023. As part of the comprehensive review, the Company is examining the scope, expected capital cost, financing, timing of completion and go-forward construction strategy options for the Rochester Hub project. The Company has been conducting an internal technical and economic review of the Rochester Hub project to assess a possible change in the project development strategy. The Company has since focused its technical review on constructing, commissioning, and operating only those process areas needed to produce two key products: lithium carbonate and MHP (the “MHP scope”). The construction, commissioning and operating costs for process areas associated with production of nickel sulphate and cobalt sulphate, as originally planned for the Rochester Hub, have not been included in the internal technical review. and there are no current plans that include production of nickel sulphate and cobalt sulphate. However, the areas dedicated to the production of nickel sulphate and cobalt sulphate would be left intact under the MHP scope, to allow for the potential construction, completion, and integration of these areas in the future, although no such plans are contemplated at this time. Taking into account total cash spend of $452.2 million as of December 31, 2023, the revised estimated project cost of the Rochester Hub project is approximately $960.2 million for the MHP scope. For more information, see “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Update on Business Outlook and Strategy.”
The Company will require significant funding before restarting the Rochester Hub project. Following the pause in construction of the Rochester Hub project, the Company has slowed operations at its North American Spokes by pausing operations at the Ontario Spoke and slowing down production at its New York, Arizona and Alabama Spokes as it reviews the timing and BM&E needs of the Rochester Hub and may continue to pause or slow down operations at its operational Spokes in North America in the near term. The Company is also re-evaluating its strategy for bringing on additional Spoke and Hub capacity in the near-term. For additional details, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Update on Business Outlook and Strategy.”

An overview of Li-Cycle’s current and planned Spoke and Hub operations, relative to centers of demand for recycling of lithium-ion battery manufacturing scrap, is set forth in the chart below.
Under the Company’s two-part Spoke & Hub process, end-of-life batteries and battery-related scrap are first shipped to Spoke locations, where the materials are mechanically processed into several intermediate products, including black mass. When one or more Hub locations become operational, we expect that black mass from several Spoke locations will be received at a Hub location and processed through a hydrometallurgical (or “wet chemistry”) process to produce critical battery materials which can be sold back into the battery supply chain and used in the manufacturing of new lithium-ion batteries.
As at December 31, 2023, Li-Cycle had four operational Spokes in North America and Europe, which were located in Rochester, New York (the “New York Spoke”), Gilbert, Arizona (the “Arizona Spoke”), Tuscaloosa, Alabama (the “Alabama Spoke”), and Magdeburg, Germany (the “Germany Spoke”). Production at the Spoke in Ontario, Canada (the “Ontario Spoke”) and the construction of the Rochester Hub project continue to be paused and operations have been slowed down at the New York, Arizona and Alabama Spokes, pending completion of a comprehensive review of the go-forward strategy for the Rochester Hub project, and subject to the availability of required funding. Further pauses or slowdowns of North American Spokes are expected in the near-term. In May 2023, the Company announced it had signed a letter of intent with Glencore International AG, a wholly owned subsidiary of Glencore plc (“Glencore”), to jointly study the feasibility of, and later, develop a Hub facility in Portovesme, Italy (the “Planned Portovesme Hub”) to produce critical battery materials. The Planned Portovesme Hub would repurpose part of the existing Glencore metallurgical complex, which would enable what we expect would be an expedited and cost-efficient development plan. Work on the definitive feasibility study (“DFS”) for the Planned Portovesme Hub project has been paused and the project is currently under review by the Company and Glencore.
Spokes
Batteries for recycling are broken down at our Spokes through a mechanical size reduction process known as shredding and separated into black mass, shredded metals and mixed plastics. Black mass is a powder-like substance, which contains a number of valuable metals, including nickel, cobalt and lithium. Black mass is an intermediate product which is significantly easier and safer to transport than lithium-ion batteries and we intend to further process black mass produced at our Spokes at our future Hub facilities. At our Spokes, we also produce certain products analogous to black mass that have a similar metal content, and, as a result, we track our production using a unit of measure called Black Mass & Equivalents or BM&E.
Li-Cycle has developed its Spoke processing technology over three generations of design. The Company’s first Spoke (the “Generation 1” Ontario Spoke in 2020, now paused) was a stick build format with a single shredder design. The Company’s next Spoke facility (the “Generation 2” New York Spoke) was a modular build with multiple shredder design and increased recovery rates. The latest Spoke design (the “Generation 3” Arizona Spoke, Alabama Spoke and Germany Spoke design) is based on a modular build, multi-stage shredding design with capabilities to shred full-pack EV batteries without dismantling, and further, increased recovery rates.
With each subsequent Spoke generation rollout, the Company has also incorporated capacity and processing upgrades to flex with our current and potential customers’ growing volumes and mix of battery material form factors. Total processing capacity of the Spokes is composed of “main line processing capacity” and “ancillary processing capacity”. Main line processing capacity refers to the capacity to process materials using its patented submerged shredding process, or “wet shredding”, designed specifically for battery materials that contain electrolyte and have risk of thermal runaway. Ancillary processing capacity refers to the capacity to process LIB through: (1) Dry Shredding, which processes materials that do not contain electrolyte and therefore are at less risk of thermal runaway; (2) Powder Processing, which processes electrode powders to minimize dusting in downstream processes; and (3) Baling, which processes electrode foils into formed cubes for optimizing logistics and downstream processing.
Li-Cycle’s Spokes, are battery and form factor agnostic, with the capability to process entire EV and energy storage battery packs with no disassembly. This has become increasingly important as EV battery packs have continued to become larger and automakers are implementing cell-to-pack architecture with minimal ability to dismantle.
Our sources of recycling feed are derived primarily from three key sources: 1) battery manufacturing scrap; 2) end-of-life lithium-ion batteries; and 3) damaged, defective, or recalled lithium-ion batteries. The below charts show the Company’s battery supply in-take by form factor and by chemistry.
Hubs
We anticipate that at our future Hub facilities, the black mass from our Spokes would be further refined through the hydrometallurgical circuit to produce critical materials needed for battery production. Our hydrometallurgical process provides an efficient and environmentally-friendly alternative to traditional pyrometallurgical processes, which involve volatizing or burning materials at high temperatures. We expect that the hydrometallurgical process will become the preferred approach to lithium-ion battery recycling among manufacturers that are focused on product stewardship and environmental sustainability.
As part of its examination of the scope, expected capital cost, financing, timing of completion and go-forward construction strategy for the Rochester Hub project, the Company has been conducting an internal technical and economic review of the Rochester Hub project in order to assess a possible change in the project development strategy. The technical review has focused on constructing, commissioning and operating only those process areas needed to produce two key products: lithium carbonate and MHP. The construction, commissioning and operating costs for process areas associated with production of nickel sulphate and cobalt sulphate, as originally planned for the Rochester Hub, have not been included in the internal technical review, and there are no current plans that include production of nickel sulphate and cobalt sulphate. However, the areas dedicated to the production of nickel sulphate and cobalt sulphate would be left intact under the MHP scope, to allow for the potential construction, completion, and integration of these areas in the future, although no such plans are contemplated at this time. For additional details, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Update on Business Outlook and Strategy.”
The image below depicts a phased approach to project development. In the initial scope, black mass could be processed to produce lithium carbonate and MHP. In the future, additional circuits could be added to allow for the production of nickel sulphate and cobalt sulphate. Both approaches would maintain the production of lithium carbonate and would produce materials suitable for supplying the battery pre-cursor industry.
Diversified In-Take and Off-Take Commercial Contracts
We have a portfolio of multi-year commercial contracts with leading global customers in the EV and lithium-ion battery ecosystem, including consumer electronics, manufacturing scrap, energy storage, and automotive OEMs/transportation companies.
In-Take Sources for Recycling Feed to Spokes
Li-Cycle procures all types of lithium-ion battery materials in the supply chain, including battery manufacturing scrap, battery recalls, and end-of-life batteries and contracts with numerous suppliers of end-of-life lithium-ion batteries and battery manufacturing scrap. In order to preserve cash, however, following the pause in construction of the Rochester Hub and the implementation of the Cash Preservation Plan, the Company has reduced its in-take of recycling feed, while pausing production at its Ontario Spoke, and slowing down operations at its New York, Alabama and Arizona Spokes. For details regarding the Cash Preservation Plan, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Liquidity Developments.”
Off-Take Commercial Contracts for Black Mass and Battery Grade Materials
Traxys Black Mass Off-Take Agreement from North American Spokes
Li-Cycle has entered into a strategic marketing relationship with Traxys, a company that provides financial and logistics solutions to the metals, mining and energy industries. As part of this relationship, Li-Cycle has entered into a Black Mass Marketing, Logistics and Working Capital Agreement with Traxys, covering 100% of its production of black mass from its North American Spokes, until such time as this material is integrated by Li-Cycle into the supply chain for Li-Cycle’s Hubs. Traxys earns marketing fees under the agreement, based on the final sales price of the black mass sold by

Traxys to its third-party customers, as well as interest on provisional payments made from Traxys to Li-Cycle. Prices are based on index pricing for the nickel and cobalt contained in the black mass.
Traxys Refined Products Off-Take Agreement from Rochester Hub
Li-Cycle has also entered into a Refined Products Marketing, Logistics and Working Capital Agreement with Traxys, covering 100% of its production of certain end products from the Rochester Hub, consisting of lithium carbonate, nickel sulphate, cobalt sulphate, manganese carbonate and graphite concentrate. The Hub products agreement extends for a term expiring seven years after the achievement of certain commercial production milestones at the Rochester Hub. Traxys earns marketing fees under the agreement, based on the final sales price of the end products sold by Traxys to its third-party customers, as well as interest on provisional payments made from Traxys to Li-Cycle. Prices are based on index pricing for the relevant end products, adjusted for the product form (e.g., for nickel sulphate product, prices are adjusted relative to index pricing for nickel metal). Commercial terms between Traxys and its third-party customers are arranged in advance, transparent to Li-Cycle and based on the commodity prices for the metals contained in the Li-Cycle products.
Should the Company resume construction on the Rochester Hub and the Rochester Hub is successfully developed with an expected end product mix to produce MHP, then Li-Cycle expects that it would continue to sell lithium carbonate and graphite concentrate under the Refined Products Marketing, Logistics and Working Capital Agreement with Traxys, while it expects that MHP would be subject to the By-Products Off-take Agreement with Glencore (described below), which provides that Li-Cycle and Glencore will discuss and seek to mutually define the applicable commercial terms for the purchase and sale of such product.
Upon the closing date of the issuance of the Glencore Senior Secured Convertible Note, Li-Cycle and certain of its affiliates, Traxys and Glencore will enter into a North American Black Mass and Refined Products Allocation Agreement (the “Allocation Agreement”). Under the terms of the Allocation Agreement, Traxys shall waive its rights over 50% of the volume of black mass and refined products that would otherwise have been sold to Traxys under the Company’s existing commercial agreements with Traxys, and such material shall be deemed to be Glencore-committed material under the terms of the Company’s commercial agreements with Glencore (described below), provided that Traxys and Glencore shall each be entitled to the respective marketing fees which would otherwise have applied under their respective commercial agreements. The term of the Allocation Agreement will begin on the closing date of the issuance of the Glencore Senior Secured Convertible Note and continue for the duration of the Traxys commercial agreements, unless earlier terminated by mutual agreement of the parties.
Glencore Strategic Global Commercial Arrangements
On June 1, 2022, the Company announced the entry into commercial agreements (collectively, the “Glencore Commercial Agreements”) with Glencore, including the Master Commercial Agreement, the Amended & Restated Global Feed Sourcing Agreement, the Black Mass Sourcing Agreement, the Sulfuric Acid Supply Agreement, the Black Mass Off-Take Agreement, the End Products Off-Take Agreement and the By-Products Off-Take Agreement.
Subject to existing commitments of the Company and other exceptions (including materials required for the Company’s operations), under the terms of the Glencore Commercial Agreements, Glencore will source and supply lithium-ion battery manufacturing scrap and other lithium-ion battery materials to the Company for use at the Company’s Spokes; Glencore will source and supply black mass to the Company for use at the Company’s Hubs; Glencore will supply sulfuric acid for use at the Company’s Hubs; and Glencore will purchase, for its internal consumption or on-sale to third party end customers, black mass, battery-grade end products and certain by-products produced at the Company’s Spokes and Hubs. Pursuant to the Glencore Commercial Agreements, Glencore will earn (i) sourcing fees on all feed flowing into the Company’s Spokes; (ii) sourcing fees on all third party black mass flowing into the Company’s Hubs; (iii) marketing fees on all black mass flowing out of the Company’s Spokes and not flowing into the Company’s Hubs; and (iv) end products marketing fees on all end products flowing out of the Company’s Hubs or any third party processing sites that the Company may utilize. Should the Company resume construction on the Rochester Hub and the Rochester Hub is successfully developed with an expected end product mix to produce MHP, then Li-Cycle expects that such MHP would be subject to the By-Products Off-take Agreement with Glencore, which provides that Li-Cycle and Glencore will discuss and seek to mutually define the applicable commercial terms for the purchase and sale of such product.
The term of each Commercial Agreement will, unless earlier terminated in accordance with the termination provisions of the Master Commercial Agreement, continue until the later to occur of (i) ten years from the date on which the Company’s next Hub (after the completion of the Rochester Hub) achieves a specified level of commercial production, and (ii) the date by which such Hub has processed a minimum quantity of black mass. The term of the Glencore Commercial Agreements will automatically renew on an evergreen basis for subsequent terms of five years after the expiry of the initial term, subject to the Company’s right to terminate all (but not less than all) of the Glencore Commercial Agreements upon 365 days’ prior notice to Glencore and payment of a termination fee based upon five times the aggregate value of the sourcing and marketing fees and certain other amounts invoiced in the preceding twelve months.

Our Competitive Strengths
Customer-Centric Solutions Provider
We provide sustainable and customer-centric solutions for each of our customers’ battery recycling needs. We provide the support necessary along each step of the process to ensure that our customers’ battery recycling experience is handled in a manner that is safe, professional, and economically viable. In particular:
•we work closely with a reliable network of logistics partners to support customers in transporting their batteries to our facilities;
•we offer our customers a home for the secure destruction of materials containing IP-sensitive design information, such as research and development batteries and battery materials. We have adopted procedures to protect the privacy and confidentiality of our customers’ trade secrets; and
•in addition to providing advice on packaging and support with procurement, we provide spare battery storage, manage comprehensive battery replacement campaigns and customize programs and services to individual customers’ needs.
While we strive to maintain the level of service we provided to our customers prior to the pause in construction of the Rochester Hub, our ability to do so has been strained following the reduction in workforce on November 1, 2023, which trend is likely to continue. Based on our go-forward strategic objectives and the Cash Preservation Plan, we expect to further right-size and right-shape our organization, including taking additional steps in the near-term to significantly reduce our workforce. For additional details, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Factors Affecting Li-Cycle’s Performance – Employee Matters and Growth Management.”
Proprietary and Innovative Technology
We have established proprietary technology that we believe sets us apart from competitors because our technology has the ability to adapt to changes in inputs to the battery recycling process, including different form factors and battery chemistries. Our process will produce the fundamental building blocks of lithium-ion batteries—cathode precursor input chemicals, cathode input chemicals and raw materials that can be reused in batteries or the broader economy. By contrast, competitive emerging technologies such as cathode-to-cathode recycling produce end-products that have a higher risk of obsolescence due to continuous cathode technology advancement.
Past and expected future significant near-term workforce reductions based on our go-forward strategic objectives and the Cash Preservation Plan have and will continue to reduce our ability to engage in research and development (“R&D”) efforts to expand the scope of our processing capacities and drive other process improvements. However, we continue to engage in various improvement activities led by our operations team.
Leading Environmental Footprint
Our hydrometallurgical process produces minimal solid waste streams, zero wastewater discharge, and relatively low air emissions. By contrast, other hydrometallurgical technologies often have significant wastewater emissions and solid waste streams, while smelting or thermal processing typically involves the burning of lithium-ion batteries that produces toxic emissions in the off-gas. We believe that Li-Cycle’s hydrometallurgical process leaves a comparatively smaller environmental footprint and provides a competitive advantage in terms of conforming to the requirements for municipal, state, and federal permitting processes associated with the development of our Spokes and our Rochester Hub, as well as meeting our customers’ demand for quality and sustainability.
In 2023, Li-Cycle was a recipient of the Bloomberg New Energy Finance Pioneers Award which recognizes our contribution in building a more sustainable battery materials supply chain and accelerating decarbonization. Li-Cycle was also named to Corporate Knight’s “Future 50” list for the second year in a row as one of Canada’s fastest-growing sustainable companies. In June of 2023, Li-Cycle became a signatory to the United Nations Global Compact (UNGC), reinforcing our commitment to the 10 Principles which advance the broader development goals of the United Nations to help create a more inclusive, ethical, and sustainable world.
Commercial Relationships with Global Battery Supply Chain Players
The Company’s customer portfolio includes leading global battery supply chain players, including battery, EV and Energy OEMs. These customers supply LIB materials for recycling at the Spokes. Additionally, the Company has entered into strategic offtake arrangements for black mass and end products from its future Hubs. See “—Diversified In-Take and Off-Take Commercial Contracts—Off-Take Commercial Contracts for Black Mass and Battery Grade Materials”, above. As a validation of our business model, some of these commercial arrangements have resulted in a total combined total investment of $350.0 million in Li-Cycle. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Unregistered Sales of Equity Securities and Use of Proceeds.” On March 11, 2024, the Company entered into an agreement to issue a senior secured convertible note in an aggregate principal amount of $75.0 million to an affiliate of Glencore plc (the “Glencore Senior Secured Convertible Note”). The issuance and sale of the Glencore Senior Secured Convertible Note is subject to customary closing conditions and the expiration of the ten-day period for required notice to shareholders informing them of the Company’s reliance on the NYSE financial viability exception to the NYSE’s shareholder approval policy, and is expected to close on or about March 25, 2024.
Positioned for Governmental Financing Opportunities
Li-Cycle continues to see favorable tailwinds from a number of new public policy programs in the North America and Europe aimed at providing financial support to facilitate domestic expansion of the battery supply infrastructure, essentially deeming this to be a critical strategic industry.
In the United States, the enactment of the Inflation Reduction Act (the “IRA”), in 2022 has provided meaningful benefits to the EV battery recycling industry. The IRA comes off the heels of the Bipartisan Infrastructure Law and the Presidential Determination investments to support critical materials for battery production, with total potential grants and loans under these programs of more than $325.0 billion, as illustrated below:

These government funding opportunities provide Li-Cycle with two key opportunities: 1) the opportunity to directly explore these government funding opportunities to potentially benefit our Spoke & Hub network growth; and 2) the ability to potentially assist automakers in achieving the Clean Vehicle Tax Credit conditions by meeting their production requirements for domestic content via recycled material.
The European Union also provides direct funding to companies across the continent, through various funds, the most important being the Innovation Fund. The Innovation Fund, financed by revenues from the EU Emissions Trading System, has a total budget of €40 billion for the period 2020-2030. It focuses on highly innovative clean technologies, having the potential to significantly reduce greenhouse gas emissions in selected industries. Battery recycling continues to be a major sector of focus with critical raw material supply being a priority under the European Green Deal.

The European Union has identified public funding as essential for localizing the battery supply chain, in line with the 2023 Critical Raw Materials Act. In September 2023, Li-Cycle cosigned a letter asking the European Commission to ensure sufficient and dedicated EU-level funding for developing the domestic supply in raw materials necessary for the energy transition. This called for an expansion of the existing Innovation Fund to include production-based support, and to make it more accessible. The letter signed by 17 companies, two industry associations and one NGO, also asked for the establishment of a European Critical Minerals Fund in the longer-term. Li-Cycle continues to engage with this coalition to advance its advocacy efforts.
In addition to grants and subsidies, the European Union is also considering additional funding through favorable loans managed by the European Investment Bank (“EIB”). In February 2024, the EIB initiated an internal task-force dedicated to critical minerals for the clean transition with the objective to mobilize financing for projects along the value chain through coordinating national and EU financing options.
On February 7, 2024, the Company announced that it had received approval from the State of Saxony-Anhalt, Germany, for a grant of up to €6.4 million ($7.1 million) for the Germany Spoke, subject to certain funding conditions, as part of its “Improving the Regional Economic Structure Program”. For more information, see Note 27 to the Consolidated Financial Statements.
Intellectual Property
As of December 31, 2023, Li-Cycle had a total of 78 pending utility patent applications and issued utility patents, grouped into ten patent families based on common priority details, which cover aspects of Li-Cycle’s innovative technologies and include issued patents or pending patent applications in Australia, Canada, China, Europe, Hong Kong, Japan, South Korea, United States, Belgium, Germany, France, United Kingdom, Netherlands, Sweden, Spain, Italy, Switzerland, Estonia, Finland, Croatia, Hungary, Norway, Poland and the World Intellectual Property Office. These applications and patents have filing dates between 2018 and 2022, and therefore will expire between 2038 and 2042.
All patents and patent applications are 100% owned by Li-Cycle.
Our Vision, Mission and Commitment to Environmental, Social and Governance Leadership
Our vision is to lead the global supply of recycled critical lithium-ion battery materials for a clean energy future. Our mission is to recycle critical lithium-ion battery materials to create a sustainable closed-loop battery supply chain.
By supporting the lithium-ion battery materials supply chain with an innovative recycling solution, we believe we are contributing to the global “green energy” transition and the movement toward a zero-carbon economy. We believe that environmental, social and governance (“ESG”) leadership is important to the success of our business model, and we are committed to developing corporate policies and business practices to support these values.
Our Focus on Quality and Sustainability
We have instituted an Integrated Management System (developed on the basis of International Standards Organization (“ISO”) standards) to guide our actions on health and safety, environmental and quality (“HSEQ”) practices.
Li-Cycle’s Integrated Management System (IMS) was developed in general conformance to ISO 9001 quality standards, ISO 14001 environmental standards, ISO 45001 occupational health & safety standards, and SERI’s Responsible Recycling Electronics Recycling Standard (Version 3), and is required to be implemented across all global operations. For fiscal 2023, our Ontario Spoke and our New York Spoke were certified to ISO 9001 quality standards, ISO 14001 environmental standards and ISO 45001 occupational health & safety standards, and the Responsible Recycling electronics recycling standard (Version 3) (expiry January 13, 2024). We are currently assessing our organizational strategy for registration of our Arizona Spoke, Alabama Spoke and Germany Spoke under ISO standards.
We prioritize the safety of our employees, suppliers, contractors and visitors. We aim for a “zero-harm” workplace and ensure compliance with all applicable occupational health and safety laws, regulations and standards in the jurisdictions in which we operate. We provide training to our employees on quality, health and safety and environmental and quality requirements. We also ensure that our facilities (including lines, machinery and tools used) are equipped with safety instructions, allot the time to practice emergency procedures and expect our managers and employees to maintain safe, clean and well-organized facilities. Our operating facilities are permitted and/or approved per applicable (and relevant) environmental, safety and building code requirements.
We measure our environmental and sustainability impacts through metrics recognized by global standards and industry best practices, including Sustainability Accounting Standards Board ("SASB") and Task Force on Climate-related Financial Disclosures ("TCFD"). This includes the tracking of our energy usage, and Scope 1 and Scope 2 emissions. We also track Health, Safety, Security, and Environmental incidents and undertake correction actions, as required. In June 2023, Li-Cycle became signatory to the United Nations Global Compact (UNGC), reinforcing our commitment to the UNGC Principles and Sustainable Development Goals. In March 2023, we published our 2022 Interim ESG Report. The full text of our 2022 Interim ESG Report does not constitute a part of this annual report and is not incorporated by reference herein.
Regulatory Landscape
There continues to be increased activity in lithium-ion battery regulation globally in recent years, with a continued focus to create domestic supply chains.
The North American regulatory landscape is governed by laws and regulations to establish environmental standards that impact Li-Cycle’s operations, including, among other subjects, water use and air emissions, and the treatment, handling, transportation, and disposal of hazardous materials. Complying with federal, state, and local environmental regulations will be integral to Li-Cycle’s ability to operate in our communities.
Related to the treatment, handling, transportation and disposal of hazardous materials, the U.S. Environmental Protection Agency (“EPA”) is currently in the earlier stages of developing proposals for universal waste standards for lithium-ion batteries. This proposed universal waste standard will be separate from the existing general battery universal waste category. Their proposal is intended to create standards that are in line with current industry best practices and is meant to harmonize battery management across the industry to improve safety standards and reduce fires from end-of-life lithium-ion batteries. Li-Cycle is monitoring the development of this proposal and plans to provide feedback on our experiences and best practices in order to develop safety standards that reduce risks while still promoting battery recycling in the United States.
We believe Li-Cycle is well-positioned to comply with heightened battery regulations across the globe. Li-Cycle holds all licenses currently required in connection with its technologies and operations. Li-Cycle has engaged a third-party consultant to provide support with permitting and regulatory compliance across all Li-Cycle products, and to update Li-Cycle regularly regarding legal and regulatory developments applicable to its business.

Government Financing
In North America, various industry groups are focused on working with federal, state and provincial governments to identify opportunities to support the domestic supply of critical materials through regulation and financial support mechanisms. In the United States, on August 16, 2022, President Biden signed into law the IRA, which provides over $300.0 billion in tax credits and other incentives designed to incentivize energy and climate projects aimed at reducing carbon emissions by 40% in 2030. We expect that the financing mechanisms included in this legislation will further accelerate clean energy manufacturing and investment in the United States.
Through the IRA, the Treasury Department and the Internal Revenue Service ("IRS") will provide a 10% production tax credit for the production of clean technologies through the 45X Advanced Manufacturing Production Tax Credit. This production tax credit includes the production of critical minerals, such as lithium, cobalt, and nickel, and is one of the main instruments the United States is using to bolster the domestic production of critical minerals. Recycling critical minerals is an eligible production activity for the credit. The 45X Advanced Manufacturing Production Tax Credit takes into account components sold on or after January 1, 2023. In December 2023, Treasury and the IRS released proposed guidance for the implementation of the tax credit. Li-Cycle plans to advocate for further refinements to the guidance to make the credit even more advantageous to recyclers.
Additionally, the IRA’s 30D Clean Vehicle Tax Credit will provide indirect benefits to recyclers. The Clean Vehicle Tax Credit came into effect for new clean vehicles placed in service after April 2023. To be eligible for the full credit, at least 40% of the critical minerals from the vehicle’s battery must come from the U.S. or a U.S. free trade country

– this percentage increases to 80% by 2027. The use of recycled critical minerals from North America is one of the eligible methods to meet the sourcing requirements for the credit.
In December 2023, the DOE and Treasury released draft guidance on Foreign Entities of Concern (“FEOC”) related to the Clean Vehicle Tax Credit. FEOCs are entities owned by, controlled by or subject to the jurisdiction or direction of a government of the covered nations China, Russia, Iran, and North Korea. Under the proposed guidance, a new clean vehicle placed into service after December 31, 2024 that contains critical minerals extracted, processed, or recycled by a FEOC will not be eligible for the credit. For recycling activities, the FEOC guidance is only concerned with the activities that occurs during the recycling process itself and does not consider where the battery being recycled is sourced from, even if the battery originated from a FEOC.
In 2023, important legislative developments took place in Europe to support faster growth of the cleantech industry and incentivize localization of battery supply chains.
The European Union's Battery Regulation entered into force in August 2023. It stands as a pioneer regulation covering the entire life cycle of batteries, including end-of-life. The regulation progressively introduces binding recycling targets, including minimum material recovery rates of 90% for both cobalt and nickel, and 50% for lithium by December 2027 (increasing to 95% and 80%, respectively, by December 2031). Moreover, the regulation stipulates recycled content requirements for new batteries (being 16% recycled cobalt, 6% recycled nickel, and 6% recycled lithium by August 2031; and 26%, 15%, and 12%, respectively, by August 2036). Additionally, the European Union recently passed the Critical Raw Materials Act, whereby at least 25% of the European Union’s consumption of strategic raw materials should come from domestic recycling by 2030. We believe this regulation will expedite permitting and facilitate access to public finance for selected battery recycling projects across the European Union. Local sourcing of raw materials, including through recycling, is seen as key to a more sovereign and sustainable use of resources. Continuous efforts are made to restrain the export of strategic raw materials, including battery waste containing lithium, nickel, and cobalt, outside of Europe. The European Union will update the classification of waste battery material in 2024 and prohibit black mass export to non-OECD countries. Finally, certain European member states have proposed a ban on per- and polyfluoroalkyl substances (“PFAS”) in all products, which could, in the longer term, prevent batteries containing fluoropolymers from being placed on the European market.
Human Capital Resources
Li-Cycle's core values reflect the principles that guide how we operate. At Li-Cycle, we are committed to supporting our employees through effective leadership, communication, management systems, training, and accountability. We believe in empowering high-performing employees to take ownership of their positions to build up the team around them and create a workplace culture of excellence. In 2023, we launched new values that better support the changing nature of our business:
•Safety. We put safety at the forefront of everything we do. Safety is a priority.
•Integrity. We operate honestly, embrace diversity, and respect our employees and stakeholders.
•Agility. We drive innovation and effectively respond to opportunities and challenges to deliver winning results.
•Sustainability. Sustainability is at the core of our business. We are committed to advancing our clean technologies.
We aspire to have a workplace where employees feel valued, respected, and empowered so that we can together cultivate an environment where employees thrive, contributing their talents to the success of Li-Cycle on a global scale.
We honor our differences in outlook, background, and expertise, empowering our employees to be authentic and transparent. In 2023 we formalized our Diversity, Equity, and Inclusion ("DEI") strategy to help us co-create an inclusive work environment.
Our Code of Business Conduct cites our company-wide commitment to DEI which allows us to benefit from a rich variety of perspectives and experiences that relate better to our diverse business partners, customers, and other stakeholders.
We believe that hiring diverse candidates strengthens our workforce and provides a competitive edge.

Learning and development is an important aspect of our talent management program. In 2023, we launched an induction program tailored to all new hires. Our commitment to continuous learning extends beyond onboarding, as we empower our people with access to various learning portals, fostering personal and professional growth in their current roles and preparing them for future opportunities. In 2023, our commitment to safety remained firm as we implemented a comprehensive and structured on-demand onboarding program for new Spoke operators. To fortify our safety initiatives, we conducted additional series of in-person and computer-based safety training, reinforcing secure practices across the organization.
In 2023, we enhanced the Performance Management Program with a quarterly review process to facilitate conversations on a more frequent basis. The foundation of a good review is dependent on the caliber of feedback which drove our focus on delivering effective feedback, having challenging conversations and introducing unconscious bias awareness.
Our programs and initiatives are grounded in our dedication to company values. Our Total Rewards construct enables the success of Li-Cycle by crafting and implementing global programs and initiatives with the aim of attracting and retaining top talent, motivating, and rewarding excellence in performance, positively impacting the overall employee experience while aligned to shareholder experience.
We recognize the importance of maintaining competitive compensation and benefits programs to be able to attract and retain the talent needed to meet the demands of our evolving business and to meet the needs of our employees.
Employee wellbeing is important to Li-Cycle’s business strategy and critical to our long-term success. Our wellness programs offer our employees and their dependents a broad range of benefits, including medical and dental care, mental health support, virtual employee assistance program, disability coverage, life and accident coverage, extended health care and retirement savings. Our wellness offerings support employee wellbeing which in turn has a positive impact on our business, productivity, employee engagement and retaining top talent.
We value the physical, mental, and emotional health of our employees and their families and continue to enhance on the successful support provided to our employees. The health and safety of our employees plays an important role in all decision-making aspects of our business. We will continue to make these support systems available while also addressing the physical safety of our workforce as safety is one of our key values and priorities.
We have established Environmental, Health and Safety management systems that are aligned with ISO Standards (14001, 45001 and 9001). Li-Cycle’s Integrated Business Policy ("IBP") encompasses all environmental, health and safety, and quality best practices. The IBP articulates our responsibility to operate in compliance, prevent pollution, continuously improve our processes, and to strive to be leaders in all aspects of the lithium-ion battery recycling industry. We engage our employees, suppliers, customers, and key stakeholders through these processes in identifying and mitigating risks to drive continual improvement in our safety, health, and environmental performance.
As of December 31, 2023, we had a combined workforce of 384 employees, including active and inactive employees, with inactive including those on furlough and leaves of absence. This employee count is post workforce reduction on November 1, 2023, implemented as part of the Cash Preservation Plan. We operate in the United States, Canada, Europe, and Asia. The graph below, illustrates the geographical distribution of our workforce.

Available Information
We file electronically with the SEC our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. The SEC maintains a website that contains reports, proxy and information statements and other information that we file with the SEC electronically. We will make available on our investor relations website at http://investors.li-cycle.com, free of charge, copies of these reports and other information as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on, or that can be accessed through, our website does not constitute a part of this annual report and is not incorporated by reference herein.

ITEM 1A. RISK FACTORS
An investment in our securities carries a significant degree of risk. You should carefully consider all risk factors set forth in this Annual Report on Form 10-K, including our consolidated financial statements and related notes in connection with your ownership of our securities. If any of these risks actually occur, our business and financial results could be materially adversely affected. This could cause the trading price of our securities to decline, perhaps significantly, and you therefore may lose all or part of your investment. These risks are not exhaustive and do not comprise all of the risks associated with an investment in the Company. Additional risks and uncertainties not currently known to us or which we currently deem immaterial may also have a material adverse effect on our business, financial condition and results of operations.
Summary of Risk Factors
The following summarizes some, but not all, of the risks provided below. Please carefully consider all of the information discussed in these “Item 1A. Risk Factors” for a more thorough description of these and other risks:
Risks Relating to Li-Cycle’s Business
•There is substantial doubt about Li-Cycle's ability to continue as a going concern and Li-Cycle's losses and significant expenses means there is no guarantee it will achieve or sustain profitability. The Cash Preservation Plan and the efforts to pursue financing options or strategic alternatives may not achieve any of their intended results.
•The development of Li-Cycle’s Rochester Hub, Spokes and other future projects is subject to risks, may not be completed on time or at the cost estimated and may not meet expectations with respect to productivity or the specifications of their respective end products.
•Li-Cycle may not be able to service its indebtedness or sustain its operations, the terms of its debt contain restrictive covenants and will be secured by a substantial portion of its assets.
•Li-Cycle may not be able to successfully or timely implement its global growth strategy and may be unable to manage future global growth effectively. Expanding internationally involves risks that could adversely affect Li-Cycle's business by delaying expansion plans and/or prohibit us from entering markets in certain jurisdictions.
•Li-Cycle may not be able to economically and efficiently source, recover and recycle lithium-ion battery materials, as well as third-party black mass, and to meet the market demand.
•Failure to materially increase recycling capacity and efficiency could materially adversely affect Li-Cycle. Li-Cycle is and will be dependent on the continuing operation and capacity of its recycling facilities, and sufficient feedstock to maintain operations efficiently or at all.
•Li-Cycle may engage in strategic transactions that could disrupt its business, dilute shareholders, reduce financial resources, result in additional debt or other liabilities, or prove not to be successful.
•Problems with the handling of lithium-ion battery cells that result in less usage of lithium-ion batteries or affect Li-Cycle’s operations, or the development of an alternative chemical make-up of lithium-ion batteries or battery alternatives could materially adversely affect Li-Cycle’s revenues and results of operations.
•Li-Cycle’s business is subject to operational and project development risks that could disrupt our business, some of which may not be insured or fully covered by insurance.
•Li-Cycle’s revenue depends on maintaining and increasing feedstock supply commitments as well as securing new sources of supply.
•Li-Cycle relies on a limited number of commercial partners to generate most of its current and expected revenue.
•A decline in the adoption rate of EVs, or a decline in the support by governments for “green” energy technologies, could materially harm Li-Cycle’s financial results and ability to grow its business.

•Decreases in demand and fluctuations in benchmark prices for the metals contained in Li-Cycle’s products could significantly impact Li-Cycle’s costs, revenues and results of operations. Changes in the volume and composition of lithium-ion battery feedstock materials processed at Li-Cycle’s facilities (including manufacturing scrap, spent batteries and third-party purchased black mass) could significantly impact Li-Cycle’s revenues and results of operations.
•Li-Cycle’s reliance on the experience and expertise of its senior management and key personnel may cause material adverse impacts on it if a senior management member or key employee departs.
•Li-Cycle relies on third-party consultants for its regulatory compliance and could be materially adversely impacted if the consultants do not correctly inform Li-Cycle of the legal changes. Further, Li-Cycle is subject to the risk of litigation, foreclosure or regulatory proceedings, which could materially adversely impact its financial results.
•Li-Cycle may not be able to complete its recycling processes as quickly as customers may require, which could cause it to lose supply contracts and could harm its reputation. Li-Cycle operates in an emerging, competitive industry and failure to compete successfully could materially adversely affect revenue and profitability
•Increases in income tax rates, changes in income tax laws or disagreements with tax authorities could materially adversely affect Li-Cycle’s business, results of operations and financial condition.
•Li-Cycle’s operating and financial results may vary significantly from period to period due to fluctuations in its operating costs and other factors.
•Fluctuations in foreign currency exchange rates could result in increases in Li-Cycle’s operating costs when translated to U.S. dollars for reporting purposes.
•Unfavorable economic or geopolitical conditions, including disruptions in the global supply chain and inflation, natural disasters, unusually adverse weather, epidemic or pandemic outbreaks, cyber incidents, boycotts and geo-political events could have a material adverse effect on Li-Cycle’s business, results of operations and financial condition.
•Failure to protect or enforce Li-Cycle’s intellectual property could materially adversely affect its business, and Li-Cycle may be subject to intellectual property rights claims by third parties, which could be costly to defend, could require us to pay significant damages and could limit the Company’s ability to use certain technologies.
Risks Relating to Ownership of Our Securities
•Our by-laws could limit shareholders’ ability to obtain a favorable judicial forum for disputes.
•We may issue additional shares or other equity securities without shareholder approval, which would dilute the ownership interests of existing shareholders and may depress the market price of our common shares.
•The market price of our common shares has been and may be volatile. The NYSE may delist our common shares, which could limit investors’ ability to engage in transactions in our common shares and subject us to additional trading restrictions.
•Our shareholder rights plan could impede or discourage a takeover or change of control and our executive officers and directors may have interests different than yours.
•We have identified material weaknesses in our internal control over financial reporting. Failure to develop and maintain effective internal control over financial reporting could have a material adverse effect on our business, results of operations and trading price of our common shares. We will need to incur significant expense, time and resources to comply with the rules applicable to “U.S. domestic issuers”.
•The Company becoming a “passive foreign investment company” could also have material adverse U.S. federal income tax consequences for U.S. Holders. We do not currently intend to pay dividends, which could affect your ability to achieve a return on your investment.

•The Company’s ability to meet expectations and projections in any analyst reports, or a lack of coverage by securities or industry analysts, could result in a depressed market price and limited liquidity for its shares.
•The Company’s substantial convertible debt may cause substantial dilution or, depending on certain future events, a change of control of the Company, affecting the trading price of our common shares and the shareholders’ interests.
•The Company may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on its financial condition, results of operations and share price.
Risks Relating to Li-Cycle’s Business
There is substantial doubt about Li-Cycle’s ability to continue as a going concern.
As of December 31, 2023, Li-Cycle’s net loss and cash flows used in operating activities amounted to $138.0 million and $99.8 million, respectively. Li-Cycle has also incurred significant losses since inception, expects to incur net losses in the future and has a declining cash balance. Li-Cycle expects to continue to have a net cash outflow from operations for the foreseeable future as it continues its comprehensive review of the Rochester Hub and go-forward strategy in addition to funding existing and remaining capital commitments related to its Rochester Hub and general business operations. Certain contractors, subcontractors, consultants and suppliers (together, the “lienors”) have also filed purported mechanic’s liens against the Company’s interests in certain properties in New York State related to the Rochester Hub project, under New York Lien Law, given alleged delays in making payments to those lienors. See “—Risks Relating to Li-Cycle’s Business—The development of Li-Cycle’s Rochester Hub, Spoke network and other future projects is subject to risks, including with respect to financing, engineering, permitting, procurement, construction, commissioning and ramp-up, and Li-Cycle cannot guarantee that these projects will be resumed, completed in a timely manner or at all, that their costs will not be significantly higher than estimated, that financing will be sufficient to cover costs or escalated costs, or that the completed projects will meet expectations with respect to their productivity or the specifications of their respective end products, among others” and "Item 3. Legal Proceedings". In addition, there are inherent risks associated with the ability of the Company to execute its growth strategy and there can be no assurance that the Company will develop the manufacturing capabilities and processes, meet quality, engineering, design or production standards, or to meet the required production volumes to successfully grow into a viable, cash flow positive, business. Other circumstances such as a continued rise in inflation, commodity and labor prices and other challenging macroeconomic conditions may also arise, which could have a material and adverse effect on the Company’s cash flow and anticipated cash needs, which in turn could result in significant additional funding needs. As a result, even if Li-Cycle is successful in closing the Glencore Senior Secured Convertible Note investment, if Li-Cycle is unable to source additional short or long-term financing in the near term, it will not have sufficient cash and cash equivalents on hand to support current operations for the twelve months following the filing of this Annual Report on Form 10-K. The Company will require a significant amount of financing in addition to the Glencore Senior Secured Convertible Note in order to meet its funding needs. This casts substantial doubt upon the Company’s ability to continue as a going concern without access to additional capital through financing transactions or otherwise. There are no assurances that Li-Cycle will be able to address its liquidity needs, including by raising sufficient capital when needed and may therefore need to significantly modify or terminate operations or dissolve and liquidate our assets under applicable bankruptcy laws or otherwise.
The development of Li-Cycle’s Rochester Hub, Spoke network and other future projects is subject to risks, including with respect to financing, engineering, permitting, procurement, construction, commissioning and ramp-up, and Li-Cycle cannot guarantee that these projects will be resumed, completed in a timely manner or at all, that their costs will not be significantly higher than estimated, that financing will be sufficient to cover costs or escalated costs, or that the completed projects will meet expectations with respect to their productivity or the specifications of their respective end products, among others.
Li-Cycle’s Rochester Hub, Spoke network and other future projects are subject to development risks, including with respect to engineering, permitting, procurement, construction, commissioning and ramp-up. Because of the uncertainties inherent in estimating construction and labor costs, including as a result of unfavorable market conditions, and the potential for the scope of a project to change, it is relatively difficult to evaluate accurately the total funds that will be required to complete the Rochester Hub, Spoke network or other future projects. Further, Li-Cycle’s estimates of the amount of time and cost it will take to complete the Rochester Hub, Spoke network or other future projects are based on assumptions about the timing of engineering studies, financing and availability of financing, permitting, procurement, construction, commissioning and ramp-up, all of which can vary significantly from the time an estimate is made to the time of completion.
On October 23, 2023, Li-Cycle announced that it was pausing construction work on its Rochester Hub, pending completion of a comprehensive review of the go-forward strategy for the project. The pause in construction was due to escalating costs and the expectation that aggregate costs to complete the existing scope of the project would exceed the previously disclosed budget of $560.0 million. As at December 31, 2023, the Company has incurred total costs of $567.2 million on the project, comprised of total cash spend of $452.2 million and costs incurred but not yet paid of $115.0 million. Total costs incurred also includes the contribution for the construction of process buildings and warehouse of $96.7 million. In addition, in connection with the comprehensive review, Li-Cycle also paused or slowed down operations at its North American Spokes and is currently re-evaluating the Company’s strategy for its North American Spokes, which may include further pauses or slow downs. For additional details, see the section titled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Update on Business Outlook and Strategy”.
Certain contractors, subcontractors, consultants and suppliers (together, the “lienors”) have filed purported mechanic’s liens against the Company’s interests in certain properties in New York State related to the Rochester Hub project, under New York Lien Law, given alleged delays in making payments to those lienors. As at February 29, 2024, there were liens on the Company’s interests in the Rochester Hub property filed by contractors and suppliers to the Company of approximately $67.6 million and filed by subcontractors to the Company’s contractors of approximately $31.4 million, as well as liens on the Company’s interests in the warehouse and administrative building for the Rochester Hub filed by the Warehouse Landlord and contractors to the Company of approximately $5.6 million and filed by contractors to the Warehouse Landlord of approximately $8.6 million. Such liens may restrict the Company’s ability to dispose of its interest in such properties or pledge its interests in such properties as collateral for future financing arrangements while they remain in place. In addition, the lienors may enforce their liens by court action and courts may cause the Company’s interest in the applicable properties to be sold to satisfy such liens. There can be no assurances that any efforts by the Company to negotiate payment plans with the lienors will be successful, timely or on terms favorable to the Company. Further, the lienors could have priority over the Company’s shareholders in the event of bankruptcy or similar proceedings and, as a result, the amount of distributions our shareholders could receive in such bankruptcy or a similar proceeding could be reduced. For additional details, see the section titled “Item 3. Legal Proceedings”.
In addition, Li-Cycle North America Hub, Inc. (“HubCo”) received a purported notice of default, from Pike Conductor Dev 1, LLC (the “Warehouse Landlord”) the landlord of a warehouse and administrative building for the Rochester Hub (the “Hub Warehouse”), asserting that HubCo violated certain provisions of a sublease agreement related to the Hub Warehouse (the “Hub Warehouse Lease Agreement”). Subsequently, HubCo filed a Complaint in New York State Court in Monroe County against the Warehouse Landlord, seeking damages, a declaratory judgment and injunctive relief. Subsequently, HubCo filed a Complaint in New York State Court in Monroe County against the Warehouse Landlord, seeking damages, a declaratory judgment and injunctive relief. On January 29, 2024, the court issued an order temporarily restraining the Warehouse Landlord from terminating the Hub Warehouse Agreement or evicting HubCo from the Hub Warehouse until a hearing can be held on HubCo’s request for a permanent injunction. Following certain court-ordered settlement conferences, the parties have reached an agreement in principle that would include the restatement of the Hub Warehouse Agreement as a ground lease; however, the parties continue to negotiate final terms. There can be no assurances that any efforts by the Company to resolve the matter with the Warehouse Landlord will be successful, timely or on terms favorable to the Company. If the Company loses any of its interests in the leased properties related to the Rochester Hub project, as a result of a court-ordered sale, the termination of a lease agreement, eviction or otherwise, there can be no assurances that the Company will be able to restart the Rochester Hub project on a timely basis or at all. Any of the above could materially adversely affect the Company’s revenues, results of operations, cash flows as well as the Company’s Rochester Hub project. For additional details, see the section titled “Item 3. Legal Proceedings”.
As part of the comprehensive review, the Company is examining the scope, expected capital cost, financing, timing of completion and go-forward construction strategy options for the Rochester Hub project. The Company has been conducting an internal technical and economic review of the Rochester Hub project to assess a possible change in the project development strategy. The Company has since focused its technical review on constructing, commissioning and operating only those process areas needed to produce two key products: lithium carbonate and MHP (the "MHP scope"). The construction, commissioning and operating costs for process areas associated with production of nickel sulphate and cobalt sulphate, as originally planned for the Rochester Hub, have not been included in the internal technical review, and there are no current plans that include production of nickel sulphate and cobalt sulphate. However, the areas dedicated to the production of nickel sulphate and cobalt sulphate would be left intact under the MHP scope, to allow for the potential construction, completion, and integration of these areas in the future, although no such plans are contemplated at this time.

Taking into account total cash spend of $452.2 million as of December 31, 2023, the revised estimated project cost of the Rochester Hub project is approximately $960.2 million for the MHP scope. This estimate is based solely upon the Company’s technical review, is subject to a number of assumptions and is likely to change as the Company continues to complete its comprehensive review work. For additional details, see the section titled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Update on Business Outlook and Strategy”.
As a result, the Company has determined that it will require significant funding before restarting the Rochester Hub project on the basis of the MHP scope or otherwise As previously announced, the Company entered into a conditional commitment with the DOE Loan Programs Office for a loan for gross proceeds of up to $375.0 million through the DOE’s Advanced Technology Vehicles Manufacturing program. There can be no assurances that the pause and potential change in scope of the Rochester Hub will not affect the amount of the DOE conditional commitment for a loan, the amount of additional financing required by the Company to fund a required base equity commitment in order to draw down on the DOE Loan, the amount of deductions from any potential DOE Loan proceeds, such as capitalized interest and other items, the conditions to drawing on the DOE Loan, other potential terms of the DOE Loan or that the DOE Loan will close. There are no assurances that the DOE Loan will close, that it will not be significantly modified, or that it will yield the maximum amount of expected gross proceeds, or that any such financing would be sufficient to complete the Rochester Hub.
Li-Cycle cannot guarantee that the costs of the Rochester Hub, Spoke network or other future projects will not be higher than estimated, or that it will have sufficient capital to cover any increased costs, or that it will be able to complete the Rochester Hub, Spoke network or other future projects within expected timeframes. Any such cost increases or delays could negatively affect Li-Cycle’s results of operations and ability to continue to grow, particularly if the Rochester Hub, Spoke network or any other future project cannot be completed. Further, there can be no assurance that the Rochester Hub or the Spoke network will perform at the expected production rates or unit costs, or that their respective end products will meet the intended specifications.
Li-Cycle has a history of losses and expects to incur significant expenses for the foreseeable future and may never achieve or sustain profitability.
Li-Cycle was until 2020 a development stage company with no commercial revenues. The Company incurred a net loss of $138.0 million for the year ended December 31, 2023, a net income of $1.6 million for the two months ended December 31, 2022, and net losses of $50.3 million for the year ended October 31, 2022 and $70.5 million for the year ended October 31, 2021. Li-Cycle expects to incur net losses in the future and may never achieve sustained profitability. Net losses have had, and will continue to have, an adverse effect on working capital, total assets and shareholders’ equity. The Company has concluded that under ASC 205 – Presentation of financial statements, there is substantial doubt about its ability to continue to as a going concern.
Our ability to continue as a going concern is dependent on our ability to obtain the necessary financing to meet our obligations and repay our liabilities arising from the ordinary course of business operations when they become due. Li-Cycle expects to continue to have a net cash outflow from operations for the foreseeable future as it continues its comprehensive review of the Rochester Hub and go-forward strategy as well as its efforts to pursue a financing or alternative strategic transaction in addition to funding existing and remaining capital commitments related to its Rochester Hub and general business operations. In addition, certain contractors, subcontractors, consultants and suppliers (together, the “lienors”) have filed purported mechanic’s liens against the Company’s interests in certain properties in New York State related to the Rochester Hub project, under New York Lien Law, given alleged delays in making payments to those lienors. See “ – Risks Relating to Li-Cycle’s Business—The development of Li-Cycle’s Rochester Hub, Spoke network and other future projects is subject to risks, including with respect to financing, engineering, permitting, procurement, construction, commissioning and ramp-up, and Li-Cycle cannot guarantee that these projects will be resumed, completed in a timely manner or at all, that their costs will not be significantly higher than estimated, that financing will be sufficient to cover costs or escalated costs, or that the completed projects will meet expectations with respect to their productivity or the specifications of their respective end products, among others”. As a result, the Company’s ability to satisfy claims of all its creditors in full as well as any other payment obligations is uncertain. There are also inherent risks associated with the ability of the Company to execute its growth strategy and there can be no assurance that the Company will develop the manufacturing capabilities and processes, secure reliable sources of component supply to meet quality, engineering, design or production standards, or to meet the required production volumes to successfully grow into a viable, cash flow positive, business. Other circumstances such as a continued rise in inflation, commodity and labor prices and other challenging macroeconomic conditions may also arise, which could have a material and adverse effect on the Company’s cash flow and anticipated cash needs, which in turn could result in significant additional funding needs. In addition, the closed loop resource recovery, logistics management, secure destruction and add-on services of Li-Cycle’s lithium-ion battery recycling operations are capital-intensive. While we have implemented the Cash Preservation Plan in order to reduce expenses and slow cash outflows and have been evaluating financing and strategic alternatives, the outcome of these initiatives cannot be predicted with any certainty at this time. There are no assurances that Li-Cycle will be able to address its liquidity needs, including by raising sufficient capital when needed and may therefore need to significantly modify or terminate our operations or dissolve and liquidate our assets under applicable bankruptcy laws or otherwise.
Because of the numerous risks and uncertainties associated with the current status of Li-Cycle’s business, even if Li-Cycle is able to address its liquidity needs, Li-Cycle is unable to predict if it will become profitable or maintain profitability. Li-Cycle’s inability to achieve, and then maintain, profitability would negatively impact its business, financial condition, results of operations, and cash flows.

There can be no assurance that the Cash Preservation Plan or the efforts to pursue financing options or strategic alternatives will achieve any of the intended results.
On November 1, 2023, the Company initiated the implementation of the Cash Preservation Plan, including reducing staffing in its corporate support functions, pausing production at its Ontario Spoke and implementing a plan to manage lower levels of BM&E production or otherwise slow down operations at its remaining operating Spoke locations. The Cash Preservation Plan also involves reviewing existing plans for bringing on additional Spoke capacity and taking other steps to preserve the Company’s available cash while pursuing funding alternatives for the Company and continuing to review the go-forward strategy for the Rochester Hub project. There can be no assurances that the Cash Preservation Plan will be successful.
In light of our liquidity position and anticipated funding requirements, the Special Committee engaged Moelis to assist with exploring financing options and evaluate strategic alternatives. There can be no assurance that Li-Cycle will be successful in closing the Glencore Senior Secured Convertible Note investment or identifying and implementing any further financing option or strategic alternative. The Company will require a significant amount of financing in addition to the Glencore Senior Secured Convertible Note in order to meet its funding needs. The process of evaluating these options is costly, time-consuming and complex. Li-Cycle has incurred, and may in the future incur, significant costs related to this evaluation, as well as additional unanticipated expenses. A considerable portion of these costs have been and will continue to be incurred regardless of whether any such course of action is implemented, or any transaction is completed, including with respect to the Glencore Senior Secured Convertible Note investment. Any such costs will decrease the remaining cash available for use in Li-Cycle’s business. Any delays in this process will cause Li-Cycle’s cash balance to continue to deplete, which could make it less attractive as a counterparty.
The continued review of Li-Cycle’s options may also create continued uncertainty for its employees, including as a result of the past and future reductions in workforce, including additional steps that the Company expects to take in the near-term to significantly reduce the workforce based on our go-forward strategic objectives and the Cash Preservation Plan, and this uncertainty may adversely affect its ability to retain key employees necessary to maintain its ongoing operations or to execute any potential financing or a strategic transaction. In addition, a strategic alternative process can require a significant amount of management and other employee’s time and focus, which diverts attention from operating the business. If we fail to achieve some or all of the expected benefits of the financing options and strategic alternatives review, it could have a material adverse effect on the Company’s competitive position, business, results of operations, financial condition and cash flows.
Further, the market capitalization of Li-Cycle has sharply declined following the announcement of the construction pause on the Rochester Hub project on October 23, 2023. As a result, there is a risk that minimal or no value will be assessed on Li-Cycle’s assets by potential counterparties, and that Li-Cycle may not be able to complete any transaction before its cash position is reduced such that it will need to terminate operations or dissolve and liquidate its assets under applicable bankruptcy laws or otherwise.
The Cash Preservation Plan and any financing or other strategic transaction that Li-Cycle may consummate in the future could harm our business, operating results and financial condition and there can be no assurances that any financing or strategic transaction, including the closing of the Glencore Senior Secured Convertible Note investment, will lead to increased shareholder value or achieve any of the anticipated results. If we raise additional funds through further issuances of equity or convertible debt securities, such as the Glencore Senior Secured Convertible Note, our existing shareholders could suffer significant further dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common shares. See “Risks Relating to the Ownership of Our Common Shares—The issuance of our common shares in connection with the conversion of the KSP Convertible Notes, the Glencore

Convertible Notes and the Glencore A&R Convertible Notes and the Glencore Senior Secured Convertible Note would cause substantial dilution, and could materially affect the trading price of our common shares and your interests and any future financings may cause further dilution”. Furthermore, any additional financing may be insufficient to provide sufficient liquidity for ongoing operations, fund the Company’s future growth or capital projects, including the Rochester Hub or otherwise satisfy any of the Company’s funding needs, and additional financing may have restrictive covenants that significantly limit the Company’s operating and financial flexibility or its ability to obtain future financing.
If Li-Cycle is successful in implementing the Cash Preservation Plan or completing any financing or other strategic alternative, it may still be subject to other operational and financial risks, including but not limited to, increased near-term and long-term expenditures; higher than expected financing or other strategic transaction costs; the incurrence of substantial debt or dilutive issuances of equity securities to fund future operations; write-downs of assets; impairment of relationships with key suppliers or customers due to changes in structure, management or ownership; the inability to retain key employees; and the possibility of future litigation.
Li-Cycle may not be able to generate or raise sufficient cash to service our debt and sustain our operations.
As of December 31, 2023, we had total indebtedness of $344.6 million outstanding, including $119.3 million outstanding under the KSP Convertible Note and $225.3 million outstanding under the Glencore Convertible Notes. In addition, on March 11, 2024, the Company entered into the Glencore Senior Secured Convertible Note Purchase Agreement to issue the Glencore Senior Secured Convertible Note in an aggregate principal amount of $75.0 million to an affiliate of Glencore plc and amend and restate the terms of the Glencore Convertible Notes through the A&R Glencore Convertible Notes. Our ability to make principal or interest payments when due on our indebtedness, including obligations under the KSP Convertible Notes, the Glencore Convertible Notes (as expected to be amended and restated through the A&R Glencore Convertible Notes) and when issued, the Glencore Senior Secured Convertible Note, and to fund our ongoing operations, will depend on our future performance and ability to generate cash, which, to a certain extent, is subject to the success of our business strategy as well as general economic, financial, competitive, legislative, legal, regulatory and other factors, as well as other factors discussed in these “Item 1A. Risk Factors” many of which are beyond our control.
We cannot assure you that our business will generate sufficient cash flows from operations, will achieve revenue growth, or that cost savings and operating improvements will be realized or that future debt and/or equity financing will be available to us in an amount sufficient to enable us to pay our debts when due, including the KSP Convertible Notes, the Glencore Convertible Notes and the A&R Glencore Convertible Notes and the Glencore Senior Secured Convertible Note, or to fund our other liquidity needs. See “—Risks Relating to Li-Cycle’s Business—Li-Cycle has a history of losses and expects to incur significant expenses for the foreseeable future and may never achieve or sustain profitability” and “—Risks Relating to Li-Cycle’s Business—There can be no assurance that the Cash Preservation Plan or the efforts to pursue financing options or strategic alternatives will achieve any of the intended results.” In addition, the terms of the Glencore Senior Secured Convertible Note and A&R Glencore Convertible Notes contain mandatory redemption provisions that are triggered upon the occurrence of certain events. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt Obligations”. We may not have sufficient available cash or be able to obtain financing at the time of a mandatory redemption. Our failure to redeem the Glencore Senior Secured Convertible Note or A&R Glencore Convertible Notes when required by the terms of the Glencore Senior Secured Convertible Note or A&R Glencore Convertible Notes, as applicable, will constitute a default under the terms of the Glencore Senior Secured Convertible Note or A&R Glencore Convertible Notes, as applicable. Such a default could also lead to a default and cross-acceleration under agreements governing our other present or future indebtedness. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the interest on such indebtedness.
If our future cash flows from operations and other capital resources are insufficient to service our debt obligations and repay the same as they mature, or to fund our liquidity needs, we may be forced to:
•reduce or delay our business activities and capital expenditures;
•sell assets;
•obtain additional debt or equity capital; or

•restructure or refinance all or a portion of our debt, including the KSP Convertible Notes and the Glencore Convertible Notes, on or before maturity.
The type, timing and terms of any future financing, restructuring, asset sales or other capital raising transactions will depend on our cash needs and the prevailing conditions in the financial markets. We cannot assure you that we would be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In such an event, we may not have sufficient assets to repay all of our debt.
Any failure to make payments on our existing debt on a timely basis could result in a reduction of our credit rating, which could also harm our ability to incur additional indebtedness. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business, financial condition and results of operations. There can be no assurance that any assets that we could be required to dispose of could be sold or that, if sold, the timing of such sale and the amount of proceeds realized from such sale would be acceptable. If our business does not generate sufficient cash flows from operations and if we are unsuccessful in raising additional capital, we may not have sufficient cash to service our debts and repay the same when due, including the KSP Convertible Notes, the Glencore Convertible Notes and A&R Glencore Convertible Notes and the Glencore Senior Secured Convertible Note, or to fund our other liquidity needs.
The Glencore Senior Secured Convertible Note will contain restrictive debt covenants that will limit our operating and financial flexibility, including a liquidity covenant that will require the Company to maintain a minimum amount of liquidity.
The Glencore Senior Secured Convertible Note will contain covenants that will impose significant operating and financial restrictions on us. These agreements will limit our ability to, among other things:
•incur or guarantee additional indebtedness;
•make certain restricted payments and investments;
•merge, consolidate or transfer or sell assets;
•enter into transactions with affiliates;
•create or incur certain liens;
•make certain loans, investments or acquisitions; and
•create or incur restrictions on the ability of our subsidiaries to pay dividends or to make other payments to us.
All of these restrictions will be subject only to limited exceptions and qualifications. In particular, we will have very limited ability to incur or guarantee additional debt, create or incur liens and make loans, investments or acquisitions. In addition, we will be required to redeem a portion of the Glencore Senior Secured Convertible Note upon the occurrence of certain events. The covenants to which we will become subject pursuant to the Glencore Senior Secured Convertible Note could limit our ability to implement our business plan, to finance our future operations and capital needs and to pursue business opportunities and activities that may be in our interest.
The Glencore Senior Secured Convertible Note will also contain a minimum liquidity covenant that will require us to maintain a minimum amount of liquidity to be set at $10.0 million, to be tested monthly. In addition, the Glencore Senior Secured Convertible Note will also contain a capital expenditure covenant that restricts our ability to make capital expenditures in excess of $2.0 million in any transaction or series of related transactions, subject to certain exceptions. Any uncured breach of the covenants contained in the Glencore Senior Secured Convertible Note, including the minimum liquidity covenant, could result in the occurrence of an event of default under the Glencore Senior Secured Convertible Note, which would enable the holder of the Glencore Senior Secured Convertible Note to potentially accelerate the maturity of the principal amount due under the Glencore Senior Secured Convertible Note and foreclose on the collateral which secures the obligations under the Glencore Senior Secured Convertible Note.
The Glencore Senior Secured Convertible Note will be secured by a substantial portion of the assets of the Company and its subsidiaries.

The Glencore Senior Secured Convertible Note will be secured by a first priority security interests (subject to customary exceptions and permitted liens) over the assets of the Company and certain subsidiaries of the Company that will guarantee the Glencore Senior Secured Convertible Note, including intellectual property and a pledge of the equity interests of each guarantor. Within 60 days of closing of the Glencore Senior Secured Convertible Note investment, certain additional subsidiaries of the Company that will guarantee the Glencore Senior Secured Convertible Note will grant first-priority security interests (subject to customary exceptions and permitted liens) in all intra-group receivables owing to them and over all bank accounts held by such entities in their respective jurisdictions of organization. Li-Cycle Europe AG will further pledge its equity interests in Li-Cycle Germany GmbH. Because a substantial portion of our assets will secure the Glencore Senior Secured Convertible Note, we will not have substantial remaining assets available to secure other indebtedness, and the terms of the Glencore Senior Secured Convertible Note significantly limits our ability to incur additional debt. Accordingly, to the extent we require additional capital, there would not be substantial remaining assets available for incurring additional secured debt, which could have an adverse effect on the Company’s business plans or its ability to obtain future financing.
Li-Cycle may not be able to successfully implement its global growth strategy, on a timely basis or at all.
Li-Cycle’s future global growth, results of operations and financial condition depend upon its ability to successfully implement its growth strategy, which, in turn, is dependent upon a number of factors, some of which are beyond Li-Cycle’s control, including its ability to:
•Economically recycle and recover LIB and meet customers’ business needs;
•Effectively introduce methods for higher recovery rates and solutions to recycling of LIB;
•Complete the construction of its future facilities, including the Rochester Hub, the Planned Portovesme Hub and the Spoke network, at a reasonable cost on a timely basis;
•Invest and keep pace in technology, research and development efforts, and the expansion and defense of its intellectual property portfolio;
•Secure and maintain required strategic supply arrangements;
•Secure and maintain leases for future Spoke & Hub facilities at competitive rates and in favorable locations;
•Apply for and obtain the permits necessary to operate Spoke & Hub facilities on a timely basis;
•Effectively compete in the markets in which it operates; and
•Attract and retain management or other employees who possess specialized knowledge and technical skills.
There can be no assurance that Li-Cycle can successfully achieve any or all of the above initiatives in the manner or time period that it expects. On October 23, 2023, Li-Cycle announced that it was pausing construction work on its Rochester Hub, pending completion of a comprehensive review of the go-forward strategy for the project. In view of the pause in construction of the Rochester Hub project, the Company has slowed operations at its North American Spokes by pausing operations at the Ontario Spoke and slowing down production at its New York, Arizona and Alabama Spokes. The Company is also re-evaluating its strategy for bringing on additional Spoke and Hub capacity in the near-term and has paused the expansion of its Spoke network and the definitive feasibility study on the Planned Portovesme Hub Project. See the section titled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Update on Business Outlook and Strategy”. As a result, the Company’s global growth strategy is subject to significant change. Further, achieving growth strategy objectives will require investments that may result in both short-term and long-term costs without generating any current revenue and therefore may be dilutive to earnings.
Li-Cycle cannot provide any assurance that it will realize, in full or in part, the anticipated benefits it expects to generate from its growth strategy. Failure to realize those benefits could have a material adverse effect on Li-Cycle’s business, results of operations and financial condition.

Li-Cycle may be unable to manage future global growth effectively.
Our plans for future global growth are currently paused as we conduct a comprehensive review of the go-forward strategy of our business. Even if we are subsequently able to successfully implement a global growth strategy, any failure to manage our growth effectively could materially and adversely affect Li-Cycle’s business, results of operations and financial condition. Any such expansion would require us to hire and train new employees in different countries; accurately forecast supply and demand, production and revenue; source and maintain supplies of LIB and third-party black mass; control expenses and investments in anticipation of expanded operations; establish new or expand current design, production, and sales and service facilities; and implement and enhance administrative infrastructure, systems and processes. Future growth may also be tied to acquisitions, and Li-Cycle cannot guarantee that it will be able to effectively acquire other businesses or integrate businesses that it acquires.
Li-Cycle’s success will depend on its ability to economically and efficiently source, recover and recycle lithium-ion battery materials, as well as third-party black mass, and to meet the market demand for an environmentally sound, closed-loop solution for lithium-ion battery manufacturing scrap and end-of-life lithium-ion batteries.
Li-Cycle’s future business depends in large part on its ability to economically and efficiently source, recycle and recover lithium-ion battery materials (including end-of-life batteries and battery manufacturing scrap), as well as third-party black mass, and to meet the market demand for an environmentally sound, closed-loop solution for lithium-ion battery manufacturing scrap and end-of-life lithium-ion batteries. Although it currently recycles and recovers lithium-ion battery materials at Spoke facilities in New York State, Arizona, Alabama and Germany, Li-Cycle will need to scale its recycling capacity in order to successfully implement its global growth strategy, which included plans for building and developing additional Spoke & Hub facilities, including its first commercial Hub facility in Rochester, New York, the Planned Portovesme Hub and the Company’s potential European Spokes in Norway and France. In view of the pause in construction of the Rochester Hub project, the Company has slowed operations at its North American Spokes by pausing operations at the Ontario Spoke and slowing down production at its New York, Arizona and Alabama Spokes. The Company is also re-evaluating its strategy for bringing on additional Spoke and Hub capacity in the near-term and expects to continue to pause or slow down operations at its operational Spokes in North America and has paused the expansion of its Spoke network and the definitive feasibility study on the Planned Portovesme Hub Project. See the section titled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Update on Business Outlook and Strategy”. As a result, there can be no assurances that Li-Cycle can scale its recycling capacity on a timely basis or at all.
Although Li-Cycle has experience in recycling lithium-ion battery materials in its existing Spoke facilities, Li-Cycle has not yet developed or operated a Hub facility on a commercial scale to produce and sell battery grade materials. Li-Cycle does not know whether it will be able to develop efficient, automated, low-cost recycling capabilities and processes, or whether it will be able to secure reliable sources of supply, in each case that will enable it to meet the production standards, costs and volumes required to successfully recycle LIB and meet its business objectives and customer needs. Even if Li-Cycle is successful in high-volume recycling in its current and future facilities, it does not know whether it will be able to do so in a manner that avoids significant delays and cost overruns, including as a result of factors beyond its control, such as problems with suppliers, or in time to meet the commercialization schedules of future recycling needs or to satisfy the requirements of its customers. Li-Cycle’s ability to effectively reduce its cost structure over time is limited by the fixed nature of many of its planned expenses in the near-term, which are currently under review and subject to change, and its ability to reduce long-term expenses is constrained by its need to continue investment in its global growth strategy. Any failure to develop and scale such manufacturing processes and capabilities within Li-Cycle’s projected costs and timelines could have a material adverse effect on its business, results of operations and financial condition.
Failure to materially increase recycling capacity and efficiency could have a material adverse effect on Li-Cycle’s business, results of operations and financial condition.
Although Li-Cycle’s operating Spokes in New York State, Arizona, Alabama and Germany currently have total main line processing capacity and ancillary processing capacity of over 50,000 tonnes of LIB per year, the future success of Li-Cycle’s business depends in part on its ability to significantly increase recycling capacity and efficiency at its facilities. Li-Cycle may be unable to expand its business, satisfy demand from its current and new customers, maintain its competitive position and achieve profitability if it is unable to build and operate future facilities. The construction of future facilities will require significant cash investments and management resources and may not meet Li-Cycle’s expectations with respect to increasing capacity, efficiency and satisfying additional demand. For example, if there are delays in any future planned Hub, such as the Rochester Hub, construction of the Spoke network and/or the future construction of other Spoke & Hub facilities, or if its facilities do not meet expected performance standards or are not able to produce materials that meet the quality standards Li-Cycle expects, Li-Cycle may not meet its target for adding capacity, which would limit its ability to increase sales and result in lower than expected sales and higher than expected costs and expenses. In view of the pause in construction of the Rochester Hub project, the Company has slowed operations at its North American Spokes by pausing operations at the Ontario Spoke and slowing down production at its New York, Arizona and Alabama Spokes and expects to continue to pause or slow down operations at its operational Spokes in North America. The Company is also re-evaluating its strategy for bringing on additional Spoke and Hub capacity in the near-term and has paused the expansion of its Spoke network and the definitive feasibility study on the Planned Portovesme Hub Project. See the section titled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Update on Business Outlook and Strategy”. As a result, there can be no assurances that Li-Cycle can increase its recycling capacity on a timely basis or at all. Failure to drastically increase recycling and processing capacity or otherwise satisfy customers’ demands may result in a loss of market share to competitors, damage Li-Cycle’s relationships with its key customers, a loss of business opportunities or otherwise materially adversely affect its business, results of operations and financial condition.
Li-Cycle may engage in strategic transactions, including acquisitions, that could disrupt its business, cause dilution to its shareholders, reduce its financial resources, result in the incurrence of debt, or prove not to be successful.
From time to time, Li-Cycle may enter into transactions to acquire other businesses or technologies, to enter into joint ventures or to develop additional commercial relationships and its ability to do so successfully cannot be ensured. Li-Cycle and Glencore were, prior to the pause in construction of the Rochester Hub, jointly studying the development of a European Hub by repurposing Glencore's existing Planned Portovesme metallurgical complex in Sardinia, Italy. The definitive feasibility study for the Planned Portovesme Hub project has been paused and the project is currently under review by Glencore and the Company. Li-Cycle will be dependent on its strategic partners with respect to any joint ventures in the future. Conflicts or disagreements between Li-Cycle and its strategic partners, or failure of Li-Cycle’s strategic partners to commit sufficient resources to a joint venture may, among other things, delay or prevent the successful development or operation of any joint ventures, which could have a material adverse effect on Li-Cycle’s business, financial condition, results of operations and prospects. Li-Cycle’s acquisitions or other strategic transactions could include the payment of the purchase price in whole or in part using Li-Cycle’s common shares, which would have a dilutive impact on existing shareholders. Li-Cycle may also decide to incur debt in connection with an acquisition or any other strategic transaction. Even if Li-Cycle identifies suitable opportunities for acquisitions, joint ventures or other strategic transactions, Li-Cycle may not be able to make such transactions on favorable terms or at all. Any strategic transactions Li-Cycle makes may not strengthen its competitive position, and these transactions may be viewed negatively by customers, suppliers or investors. Li-Cycle could incur losses resulting from undiscovered liabilities of an acquired business that we failed to or were unable to discover or were unable to quantify in the course of performing due diligence and that are not covered by any indemnification Li-Cycle may obtain from the seller. In addition, Li-Cycle may not be able to successfully integrate the acquired personnel, technologies and operations into its existing business in an effective, timely and non-disruptive manner. Strategic transactions may also divert management attention from day-to-day responsibilities, increase Li-Cycle’s expenses and reduce Li-Cycle’s cash available for operations and other uses. In addition, Li-Cycle may not be able to fully recover the costs of such acquisitions, joint ventures or other strategic transitions or be successful in leveraging any of them into increased business, revenue or profitability. Li-Cycle also cannot predict the number, timing or size of any future transactions or the effect that any such transactions might have on its results of operations. Accordingly, although there can be no assurance that Li-Cycle will undertake or successfully complete any acquisitions, joint ventures or other strategic transactions, any transactions that Li-Cycle does complete may be subject to the foregoing or other risks and may have a material adverse effect on Li-Cycle’s business, financial condition, results of operations and prospects.
Operating or expanding internationally involves risks that could delay any of our future expansion plans and/or prohibit us from entering markets in certain jurisdictions, which could have a material adverse effect on our results of operations.
International operations are subject to certain risks inherent in doing business abroad, including:
•political, civil and economic instability;
•risks of war and other hostilities;
•corruption risks;

•trade, customs and tax risks;
•currency exchange rates and currency controls;
•limitations on the repatriation of funds;
•insufficient infrastructure;
•economic sanctions;
•restrictions on exports, imports and foreign investment;
•increases in working capital requirements related to long supply chains;
•changes in labor laws and regimes and disagreements with the labor force;
•difficulty in protecting intellectual property rights and complying with data privacy and protection laws and regulations; and
•different and less established legal systems.
Expanding our business in international markets, including the operation of the Germany Spoke and any construction of additional international Spokes was an important element of our strategy prior to the pause in the construction of the Rochester Hub, and it is currently on pause as we conduct a comprehensive review of the go-forward strategy of our business. There is a risk that workforce reductions, including significant workforce reductions that we expect to complete in the near-term abroad could exacerbate our exposure to the risks described above if there is less oversight to address them. The likelihood of such occurrences and their potential effect on our business and results of operations will vary from country to country and are unpredictable, but could have a material adverse effect on our ability to execute our strategy and accordingly on our business, results of operations and financial condition.
Li-Cycle is and will be dependent on its recycling facilities. If one or more of its current or future facilities become inoperative, capacity constrained or if operations are disrupted, Li-Cycle’s business, results of operations and financial condition could be materially adversely affected.
Li-Cycle’s revenue is and will be dependent on the continued operations of its existing Spoke facilities as well as its future facilities, including its planned Rochester Hub, and any other facilities it develops in the future. To the extent that Li-Cycle experiences any operational risk events including, among other things, fire and explosions, severe weather and natural disasters (such as floods, windstorms, wildfires and earthquakes), failures in water supply, major power failures, equipment failures (including any failure of its process equipment, information technology, air conditioning, and cooling and compressor systems), a cyber-attack or other incident, failures to comply with applicable regulations and standards, labor force and work stoppages, including those resulting from local or global pandemics or otherwise, or if its current or future facilities become capacity constrained, Li-Cycle may be required to make capital expenditures or make operational changes even though it may not have sufficient available resources at such time. Additionally, there is no guarantee that the proceeds available from any of Li-Cycle’s insurance policies will be sufficient to cover such capital expenditures or operational changes. Li-Cycle’s insurance coverage and available resources may prove to be inadequate for events that may cause significant disruption to its operations. Any disruption in Li-Cycle’s recycling processes could result in delivery delays, scheduling problems, increased costs or production interruption, which, in turn, may result in its customers deciding to send their end-of-life lithium-ion batteries and battery manufacturing scrap to Li-Cycle’s competitors. Li-Cycle is and will be dependent on its current and future facilities, which will in the future require a high degree of capital expenditures. If one or more of Li-Cycle’s current or future facilities become inoperative, capacity constrained or if operations are disrupted, its business, results of operations and financial condition could be materially adversely affected.
Problems with the storage and handling of lithium-ion battery cells that affect Li-Cycle’s operations or result in less usage of lithium-ion batteries could materially adversely affect Li-Cycle’s business, results of operations and financial condition.
Lithium-ion battery cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion battery cells. Negative public perceptions regarding the safety or suitability of lithium-ion battery cells for automotive applications, the social and environmental impacts of mining for critical minerals or incidents involving lithium-ion battery cells, such as a vehicle or warehouse fires, even if such incidents do not involve Li-Cycle directly, could have a negative impact on the market for lithium-ion batteries, reducing the number of batteries in the market and Li-Cycle’s revenue.
In addition, Li-Cycle is subject to risks associated with storage and handling of lithium-ion battery cells, which could cause disruption to the operation of Li-Cycle’s current or future facilities. Li-Cycle stores a significant number of lithium-ion battery cells at the warehouse facilities associated with its Spokes and Li-Cycle transports lithium-ion batteries from its customer facilities to its Spokes and, for inventory management purposes, between its Spokes. While Li-Cycle has implemented safety procedures related to the handling of these materials, fires or safety issues have in the past and could in the future disrupt Li-Cycle’s recycling operations. Any impact on revenue from the interruption of operations at Li-Cycle’s own facilities, or resulting from reduced demand for lithium-ion batteries from actual or perceived safety or security issues could materially adversely affect Li-Cycle’s business, results of operations and financial condition.
Li-Cycle’s business is subject to operational and project development risks that could disrupt our business, some of which may not be insured or fully covered by insurance.
Our operations (including any potential future operations such as our Rochester Hub, the Planned Portovesme Hub project and possible future additions to our Spoke network), notwithstanding the current pause on those projects and future expansion plans, are subject to risks inherent in the lithium-ion battery recycling industry and risks associated with the construction and development of new facilities, including potential liability which could result from, among other circumstances, personal injury, environmental claims or property damage, some of which may not be insured or fully covered at any time by insurance. The availability of, and the ability to collect on, insurance coverage is subject to various factors some of which are beyond our control and is not guaranteed to cover any or all of our losses in every circumstance. Li-Cycle’s insurance coverage at any time may also be inadequate to fully cover hazard risk exposures related to any such operational risks.
Li-Cycle has no control over changing conditions and pricing in the insurance marketplace and the cost or availability of various types of insurance may change dramatically in the future. Moreover, Li-Cycle may not be able to maintain adequate insurance in the future at rates we consider reasonable and commercially justifiable, and insurance may not continue to be available on terms as favorable as our current arrangements. The occurrence of a significant uninsured loss, or a loss in excess of the insurance coverage limits maintained by Li-Cycle, could materially adversely affect Li-Cycle’s business, results of operations and financial condition.
Li-Cycle’s revenue depends on maintaining and increasing feedstock supply commitments as well as securing new sources of supply.
Li-Cycle is reliant on obtaining lithium-ion batteries and battery manufacturing scrap for recycling at its Spokes through its contracts with third-party suppliers. Li-Cycle also expects to procure black mass from third parties for processing at any future Hubs, to supplement its internal production. Li-Cycle’s cash flows are premised on the expectation that it will attract new suppliers by differentiating itself based on the sustainability of its process and the robustness of its technology, which in turn will enable Li-Cycle to offer competitive terms to suppliers. . However, it is difficult to predict whether and when Li-Cycle will secure such commitments due to the current state of its business, competition for suppliers and the lengthy process of negotiating supplier agreements, which may be affected by factors that Li-Cycle does not control, such as market and economic conditions, the level of competition for feedstock, Li-Cycle's ability to differentiate itself from its competitors to secure feedstock including on price and service delivery levels, financing arrangements, commodity prices, environmental issues and government approvals. Suppliers may change or delay supply under their contracts for any number of reasons, including force majeure or government approval factors that are unrelated to Li-Cycle.
There can be no assurance that Li-Cycle will attract new suppliers or expand its supply pipeline from existing suppliers or that its relationship, including payment terms, with current suppliers will not continue to be adversely affected as a result of the current status of its business, the continued slow down of production at the Company's North American Spokes, the Cash Preservation Plan or any other actions taken by the Company. Any decline in supply volume from existing suppliers, the discontinuation of any supplier relationships or an inability to source new supplier relationships could have a negative impact on Li-Cycle’s results of operations and financial condition. For additional details, see: “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Update on Business Outlook and Strategy.”

Li-Cycle relies on a limited number of commercial partners to generate most of its current and expected revenue.
Li-Cycle relies on a limited number of customers from whom we generate most of our revenue. Li-Cycle has entered into two off-take agreements with Traxys covering (i) 100% of its production of black mass, from Li-Cycle’s North American Spokes, other than such black mass as Li-Cycle has determined (in its sole discretion) is required for internal purposes at Li-Cycle’s Hubs, and (ii) 100% of its production of certain end products from Li-Cycle’s Rochester Hub, being lithium carbonate, nickel sulphate, cobalt sulphate, manganese carbonate and graphite concentrate. Li-Cycle has also entered into additional off-take agreements with Glencore, covering substantially all of our other Spoke and Hub products. If we or our off-take partners are unwilling or unable to fulfill their respective contractual obligations to us, if either party fails to perform under the relevant contract, or if these off-take partners otherwise terminate such agreements prior to their expiration, our business could suffer and we may not be able to find a other off-take partners on similar or more favorable terms, which could have a material adverse effect on our business, results of operations and financial condition.
Our commercial agreements with Glencore provide for the procurement of feedstock for our Spoke facilities, and procurement of black mass for our future Hub facilities, to supplement the volumes we are currently either independently sourcing or producing. Although these agreements are not exclusive for either party, they also do not commit either party to a specific performance threshold, and therefore a substantial reduction in Glencore’s supply of either product or an unwillingness or inability to fulfill its contractual obligations to us could have a material adverse effect on our business, results of operations and financial condition.
As part of the comprehensive review, the Company is examining the scope, expected capital cost, financing, timing of completion and go-forward construction strategy options for the Rochester Hub project. The Company has been conducting an internal technical and economic review of the Rochester Hub project to assess a possible change in the project development strategy. The Company has since focused its technical review on constructing, commissioning and operating only those process areas needed to produce two key products: lithium carbonate and MHP (the "MHP scope"). The construction, commissioning and operating costs for process areas associated with production of nickel sulphate and cobalt sulphate, as originally planned for the Rochester Hub, have not been included in the internal technical review, and there are no current plans that include production of nickel sulphate and cobalt sulphate. However, the areas dedicated to the production of nickel sulphate and cobalt sulphate would be left intact under the MHP scope, to allow for the potential construction, completion, and integration of these areas in the future, although no such plans are contemplated at this time. See the section titled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Update on Business Outlook and Strategy”.
Any change in product development strategy for the Rochester Hub could adversely affect our existing commercial agreements related to Hub products. For example, our commercial contracts with LG and LGES require the supply of at least 20,000 tonnes of nickel contained in nickel sulphate over the period from 2025 to 2032, including approximately 5,500 tonnes of nickel contained in nickel sulphate (being approximately 25,000 tonnes of nickel sulphate) in 2025, and any failure to satisfy such volume commitments could lead to indemnification obligations for us in favor of LG and LGES, which in turn could have a material adverse effect on our business, results of operations and financial condition. In addition, the Company has no firm off-take or commercial arrangements for MHP, which would be considered a by-product under the terms of the Company’s existing commercial arrangements with Glencore. For more information, see “Item 1. Business – Diversified In-Take and Off-Take Commercial Contracts – Off-Take Commercial Contracts for Black Mass and Battery Grade Materials - Glencore Strategic Global Commercial Arrangements”. There can be no assurances that the Company will be successful in entering into customer agreements for MHP on favorable terms or at all and any failure to secure or maintain customer relationships for the anticipated products of the Rochester Hub could have a material adverse effect on our business, results of operations and financial condition.
A decline in the adoption rate of EVs, or a decline in the support by governments for “green” energy technologies, could adversely affect the demand for Li-Cycle’s recycling services and products, and materially harm Li-Cycle’s financial results and ability to grow its business.
The demand for Li-Cycle’s recycling services and products is driven in part by projected increases in the demand for EVs (including automobiles, e-bikes, scooters, buses and trucks). A decline in the adoption rate of EVs or a decline in the support by governments for “green” energy technologies could reduce the demand for Li-Cycle’s recycling services and products, which could materially harm Li-Cycle’s financial results and ability to grow its business. A decline in volume under existing contracts or an inability to source new supplier relationships could also have a material adverse effect on Li-Cycle’s results of operations and cash flow.

Decreases in demand and fluctuations in benchmark prices for the metals contained in Li-Cycle’s products could significantly impact Li-Cycle’s costs, revenues and results of operations.
The prices that Li-Cycle pays for battery feedstock for its Spokes, and the revenue that Li-Cycle recognizes from the sale of Black Mass & Equivalents and shredded metal produced at Li-Cycle’s Spokes, are impacted by the commodity prices for the metals contained in those battery feedstocks or products, notably nickel, cobalt, lithium and copper. If the Rochester Hub becomes operational, and Li-Cycle starts processing black mass internally, Li-Cycle expects to recognize revenue from the sale of critical battery materials, including lithium carbonate which it expects would be priced relative to reference prices for lithium, nickel and cobalt. The amount of revenue that Li-Cycle will recognize from the sale of these Hub products will also be impacted by the commodity prices for the metals contained in these Hub products, notably nickel, cobalt, lithium and copper. As a result, fluctuations in the prices of these commodities will affect Li-Cycle’s costs and revenues and declines in the prices of these commodities could have a material adverse impact on Li-Cycle’s revenues and result in fluctuations in its margins. Any significant decline in Li-Cycle’s revenues and margins will have a material impact on its results of operations and cash flow.
In addition to commodity prices, Li-Cycle’s revenues are primarily driven by the volume and composition of LIB processed at its facilities and changes in the volume or composition of LIB processed could significantly impact Li-Cycle’s revenues and results of operations.
Li-Cycle’s revenues depend on processing high volumes of LIB at its facilities, and its revenues are directly impacted by the chemistry of the LIB processed, particularly as market chemistries shift. Certain feedstock chemistries such as those containing higher amounts of nickel and cobalt command higher prices than others. A decline in overall volume of feedstock processed, or a decline in volume of LIB chemistries with higher-priced content relative to other LIB chemistries, could result in a significant decline in Li-Cycle’s revenues, which in turn would have a material impact on its results of operations.
The development of an alternative chemical make-up of lithium-ion batteries or battery alternatives could materially adversely affect Li-Cycle’s revenues and results of operations.
The development and adoption of alternative battery technologies could materially adversely affect Li-Cycle’s prospects and future revenues. Current and next generation high energy density lithium-ion batteries for use in products such as EVs use nickel and cobalt as significant inputs. Cobalt and nickel tend to be in lower supply and therefore command higher prices than certain other raw materials. Alternative chemical makeups for lithium-ion batteries or battery alternatives are being developed and some of these alternatives could be less reliant on cobalt and nickel or use other lower-priced raw materials such as lithium-iron phosphate chemistries, which contain neither cobalt nor nickel. A shift in production to batteries using lower-priced raw materials could affect the value of the end products produced by Li-Cycle, lowering its revenues and negatively impacting its results of operations.
Li-Cycle’s reliance on the experience and expertise of its senior management and key personnel may cause material adverse impacts on it if a senior management member or key employee departs.
Li-Cycle depends on key personnel for the success of its business. Li-Cycle’s business may be severely disrupted if it loses the services of its key executives and employees or fails to add new senior and middle managers to its management.
Li-Cycle’s future success is heavily dependent upon the continued service of its key executives. Li-Cycle also relies on a number of key technology and professional staff for its continued operation. Li-Cycle’s future success is also dependent upon its ability to attract and retain qualified senior and middle managers to its management team. If one or more of its current or future key executives or employees are unable or unwilling to continue in their present positions, Li-Cycle may not be able to easily replace them, and its business may be severely disrupted. In addition, if any of these key executives or employees joins a competitor or forms a competing company, Li-Cycle could lose customers and suppliers and incur additional expenses to recruit and train personnel.
In addition, on October 31, 2023, the Board authorized a reduction in workforce plan across Li-Cycle and it is expected that additional steps will be taken in the near-term based on our go-forward strategic objectives and the Cash Preservation Plan to right-size and right-shape our organization, including taking additional steps to significantly reduce the workforce. Li-Cycle cannot provide any assurance that it will be able to retain adequate staffing levels among its remaining workforce or retain key employees who would not otherwise be subject to a workforce reduction. If employees who were not affected by any reduction in force seek alternative employment, this could require us to seek contractor support at unplanned additional expense or otherwise harm our productivity. Furthermore, the inability to retain highly skilled employees could adversely affect its business.
Li-Cycle relies on third-party consultants for its regulatory compliance and Li-Cycle could be materially adversely impacted if the consultants do not correctly inform Li-Cycle of legal changes.
Li-Cycle depends on third-party consultants to work with it across all of its projects to ensure correct permitting, regulatory compliance and keep Li-Cycle apprised of legal changes, as well as to assist with finance and accounting functions. This reliance on third-party consultants has grown following the workforce reduction on November 1, 2023 and may grow further following additional steps that the Company expects to take in the near-term to right-size and right-shape the organization based on its go-forward strategic objectives and the Cash Preservation Plan, including steps to significantly reduce the workforce. Li-Cycle may face non-compliance challenges if the third-party consultants do not inform Li-Cycle of the proper compliance measures or if Li-Cycle fails to maintain its engagement with third-party consultants, including the ability to pay them in a timely manner. If Li-Cycle is not in compliance with the current regulations, it could face litigation, sanctions and fees, which could materially adversely impact its business, results of operations and financial condition.
Li-Cycle is subject to the risk of litigation or regulatory proceedings, which could materially adversely impact its financial results.
All industries, including the lithium-ion battery recycling industry, are subject to legal claims, with or without merit. From time to time, we are subject to various litigation and regulatory proceedings arising in the normal course of business. Due to the inherent uncertainty of the litigation process, we may not be able to predict with any reasonable degree of certainty the outcome of any litigation or the potential for future litigation. Regardless of the outcome, any legal or regulatory proceeding, including any legal proceeding related to purported mechanic’s liens against the Company’s interests in certain properties in New York State related to the Rochester Hub project (see “—Risks Relating to Li-Cycle’s Business—The development of Li-Cycle’s Rochester Hub, Spoke network and other future projects is subject to risks, including with respect to financing, engineering, permitting, procurement, construction, commissioning and ramp-up, and Li-Cycle cannot guarantee that these projects will be resumed, completed in a timely manner or at all, that their costs will not be significantly higher than estimated, that financing will be sufficient to cover costs or escalated costs, or that the completed projects will meet expectations with respect to their productivity or the specifications of their respective end products, among others” for additional details) could have a material adverse impact on Li-Cycle’s business, financial condition and results of operations due to defense costs, the diversion of management resources, potential reputational harm and other factors.
Three shareholder suits were launched following the Company’s announcement on October 23, 2023 that it would be pausing construction on the Rochester Hub project, being (i) Davis v. Li-Cycle Holdings Corp., et al., 1:23-cv-09894 (a putative U.S. federal securities class action filed in the U.S. District Court for the Southern District of New York), (ii) Wyshynski v. Li-Cycle Holdings Corp. et al., Court File No. CV-23-00710373-00CP (a putative Ontario securities class action claim filed in the Ontario Superior Court of Justice), and (iii) Nieves v. Johnston, et. Al., Index No. E2023014542 (a shareholder derivative action filed in the Supreme Court of the State of New York, Monroe County). See also Note 23 in our Consolidated Financial Statements and the section titled “Item 3. Legal Proceedings.” Regardless of the outcome, these suits could result in substantial costs to the Company, divert management’s attention and resources and harm our business, prospects, financial condition and results of operations.
Li-Cycle may not be able to complete its recycling processes as quickly as customers may require, which could cause it to lose supply contracts and could harm its reputation.
Li-Cycle may not be able to complete its recycling processes to meet the supply it receives from its customers. Operating delays and interruptions can occur for many reasons, including, but not limited to:
•equipment failures;
•personnel shortage;
•labor disputes; or

•transportation disruptions.
The recycling process for LIB, as well as black mass, is complex. If Li-Cycle fails to complete its recycling processes in a timely fashion, its reputation may be harmed. Any failure by Li-Cycle to complete its recycling processes in a timely fashion may also jeopardize existing orders and cause Li-Cycle to lose potential supply contracts and be forced to pay penalties.
Li-Cycle operates in an emerging, competitive industry and if it is unable to compete successfully its revenue and profitability will be materially adversely affected.
The lithium-ion battery materials recycling market is competitive. As the industry evolves and the demand increases, Li-Cycle anticipates that competition will increase. Li-Cycle currently competes against companies that may have a substantial competitive advantage because of factors such as greater financial and workforce resources, more extensive recycling infrastructure, stronger existing customer relationships, greater name recognition or longer operating histories. National or global competitors could enter Li-Cycle’s traditional markets in North America and Europe. Competitors could focus their substantial resources on developing a more efficient recovery solution than Li-Cycle’s recovery solutions. Competition also places pressure on Li-Cycle’s contract prices and gross margins, which presents it with significant challenges in its ability to maintain strong growth rates and acceptable gross margins. If Li-Cycle is unable to meet these competitive challenges, it could lose market share to its competitors and experience a material adverse impact to its business, financial condition and results of operations.
Increases in income tax rates, changes in income tax laws or disagreements with tax authorities could materially adversely affect Li-Cycle’s business, results of operations and financial condition.
Li-Cycle is subject to income taxes in the United States, Canada and in certain foreign jurisdictions in which it operates. Increases in income tax rates or other changes in income tax laws that apply to its business could reduce Li-Cycle’s after-tax income from such jurisdiction and could materially adversely affect its business, financial condition and results of operations. Li-Cycle’s operations outside the United States generate a significant portion of its revenue. In addition, the United States has recently made or is actively considering changes to existing tax laws. Additional changes in the U.S. tax regime, including changes in how existing tax laws are interpreted or enforced, could materially adversely affect Li-Cycle’s business, results of operations and financial condition.
Li-Cycle is also subject to regular reviews, examinations and audits by the IRS and other taxing authorities with respect to income and non-income-based taxes. Economic and political pressures to increase tax revenues in jurisdictions in which it operates, or the adoption of new or reformed tax legislation or regulation, may make resolving tax disputes more difficult and the final resolution of tax audits and any related litigation could differ from its historical provisions and accruals, resulting in a material adverse impact on its business, financial condition and results of operations. In addition, in connection with the Organization for Economic Co-operation and Development Base Erosion and Profit Shifting project, companies are required to disclose more information to tax authorities on operations around the world, which may lead to greater audit scrutiny of profits earned in various countries.
Li-Cycle’s operating and financial results may vary significantly from period to period due to fluctuations in its operating costs and other factors.
Li-Cycle expects its period-to-period operating and financial results to vary based on a multitude of factors, some of which are outside of Li-Cycle’s control. Li-Cycle expects its period-to-period financial results to vary based on operating costs, which it anticipates will fluctuate with the pace at which it increases its operating capacity. As a result of these factors and others, Li-Cycle believes that quarter-to-quarter comparisons of its operating or financial results, especially in the short term, are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. Moreover, Li-Cycle’s financial results may not meet expectations of equity research analysts, ratings agencies or investors, who may be focused only on quarterly financial results. If any of this occurs, the trading price of our common shares could fall substantially, either suddenly or over time.
Fluctuations in foreign currency exchange rates could result in increases in Li-Cycle’s operating costs when translated to U.S. dollars for reporting purposes.
Li-Cycle reports its financial results in U.S. dollars. Its sales are mainly made in U.S. dollars and its cash is mainly denominated in U.S. dollars, but its operating costs and capital expenditure are also realized in currencies other than the

U.S. dollar, including Canadian dollars, Euros, Swiss Francs and certain other currencies. If the value of any of the other currencies in which Li-Cycle’s operating costs and capital expenditure are realized appreciates relative to the U.S. dollar, Li-Cycle’s operating costs and capital expenditure will increase when translated to U.S. dollars for reporting purposes. Fluctuations in foreign currency exchange rates, particularly the U.S.-Canadian dollar exchange rate, could create discrepancies between Li-Cycle’s operating costs and capital expenditure in a given currency that could have a material adverse effect on its business, results of operations and financial condition.
While Li-Cycle monitors its exposure to foreign-exchange rate fluctuations and may enter into hedging contracts from time to time, such contracts hedge foreign-currency denominated transactions and any change in the fair value of the contracts could be offset by changes in the underlying value of the transactions being hedged. Li-Cycle does not currently have foreign-exchange hedging contracts in place. As a result, there can be no assurance that Li-Cycle’s approach to managing its exposure to foreign-exchange rate fluctuations will be effective in the future or that Li-Cycle will be able to enter into foreign-exchange hedging contracts as deemed necessary on satisfactory terms.
Unfavorable economic or geopolitical conditions, including disruptions in the global supply chain and inflation, could have a material adverse effect on Li-Cycle’s business, results of operations and financial condition.
Li-Cycle’s operations, costs and timelines may be affected by global economic or geopolitical conditions, including recessions, slow economic growth, economic and pricing instability, inflation levels, increase of interest rates and credit market volatility, all of which could impact demand in the worldwide transportation industries or otherwise have a material adverse effect on Li-Cycle’s business, results of operations and financial condition. For example, Russia’s invasion of Ukraine and the war in the Middle East have and may continue to disrupt the global supply chain. Shortages, price increases and/or delays in shipments of supplies, equipment and raw materials have occurred and may continue to occur in the future which may result in increased operational or construction costs or operational or construction slowdowns. Inflation can also adversely affect us by increasing the costs of labor, materials, and other costs required to manage and grow our business. This may affect our capital projects, including the Rochester Hub project, which could increase our capital costs, and our Spoke operations, which could reduce our profit margins and returns. In addition, inflation is often accompanied by higher interest rates. The potential impact of high interest rates and uncertainty regarding future rate increases, may increase uncertainty and volatility in the global financial markets. In addition, the possibility of high inflation and an extended economic downturn could reduce our ability to incur debt or access capital and adversely impact our business, results of operations and financial condition. If current global market and political conditions continue or worsen, Li-Cycle’s business, results of operations and financial condition could be materially adversely affected.
Natural disasters, unusually adverse weather, epidemic or pandemic outbreaks, cyber incidents, boycotts and geo-political events could materially adversely affect Li-Cycle’s business, results of operations and financial condition.
The occurrence of one or more natural disasters, such as fires, hurricanes and earthquakes, unusually adverse weather, epidemic or pandemic outbreaks, cyber incidents such as ransomware attacks, boycotts and geo-political events, such as civil unrest and acts of terrorism (including cyber terrorism or other cyber incidents), or similar disruptions could materially adversely affect Li-Cycle’s business, power supply, results of operations and financial condition. These events could result in physical damage to property, an increase in energy prices, temporary or permanent closure of one or more of Li-Cycle’s current or planned facilities, temporary lack of an adequate workforce in a market, temporary or long-term disruption in the supply of raw materials, construction delays at the Rochester Hub, new Spoke facilities or other facilities being developed, notwithstanding the current pause on those projects, temporary disruption in transport from overseas, or disruption to Li-Cycle’s information systems. Li-Cycle may incur expenses or delays relating to such events outside of its control, which could have a material adverse impact on its business, results of operations and financial condition.
Failure to protect or enforce Li-Cycle’s intellectual property could materially adversely affect its business.
Li-Cycle’s success depends in large part on its proprietary technology. Li-Cycle relies on various intellectual property rights, including patents, copyrights, trademarks, and trade secrets, as well as confidentiality provisions and contractual arrangements, and other forms of statutory and common law protection to protect its proprietary rights. If Li-Cycle does not protect and enforce its intellectual property rights adequately and successfully, its competitive position may suffer, which could materially adversely affect the Company’s business, prospects, financial condition and results of operations.
Li-Cycle’s pending patent or trademark applications may not be approved, or competitors or others may challenge the validity, enforceability, or scope of its issued patents, the scope of its copyrights, the registrability of its trademarks or the trade secret status of its proprietary information. There can be no assurance that additional patents will be filed or issued or that any of Li-Cycle’s currently issued patents will provide significant protection for Li-Cycle’s commercially relevant intellectual property or for those portions of its proprietary technology that are the most key to its competitive positions in the marketplace. In addition, Li-Cycle’s patents, copyrights, trademarks, trade secrets, and other intellectual property rights may not provide us a significant competitive advantage. There is no assurance that the forms of intellectual property protection that Li-Cycle seeks, including business decisions about whether, when and where to file patents and when and how to maintain and protect copyrights, trade secrets, license and other contractual rights, will be adequate to protect Li-Cycle’s business.
Not all countries offer the same types, standards for registrability or level of protection for the Company’s intellectual property as Canada and the United States, and Li-Cycle may not pursue the same intellectual property filings or obtain the intellectual property registrations of the same scope in all of its commercially-relevant markets. As Li-Cycle expands its international activities, its exposure to unauthorized copying and use of its technology and proprietary information will likely increase. Effective intellectual property protection may not be available to Li-Cycle in every country in which it operates. In addition, many countries limit the enforceability of patents against certain third parties, including government agencies or government contractors, or make patents subject to compulsory licenses to third parties under certain circumstances. In these countries, patents may provide limited or no benefit.
Intellectual property laws, procedures, and restrictions provide only limited protection and any of the Company’s intellectual property rights may be challenged, invalidated, circumvented, infringed, or misappropriated. The Company enters into confidentiality and invention assignment or intellectual property ownership agreements with its employees and contractors and enters into confidentiality agreements with other third parties. The Company cannot ensure that these agreements, or all the terms thereof, will be enforceable or compliant with applicable law, or otherwise effective in controlling access to, use of, reverse engineering, and distribution of Li-Cycle’s proprietary information or in effectively securing exclusive ownership of intellectual property developed by its current or former employees and contractors. Despite these agreements and the Company’s reasonable precautions, its intellectual property is vulnerable to misappropriation, unauthorized access and copying through employee or third-party error or actions, including malicious state or state-sponsored actors, theft, hacking, cybersecurity incidents, and other security breaches and incidents, and such incidents may be difficult to detect and may remain undiscovered or unknown for a significant period of time. Further, these agreements with the Company’s employees, contractors, and other parties do not prevent other parties from independently developing technologies, products and services that are substantially equivalent or superior to the Company’s technologies and services. It is possible for third parties to infringe upon or misappropriate the Company’s intellectual property and to use information that Li-Cycle regards as proprietary to create services that compete with those of the Company.
Li-Cycle may need to spend significant resources securing and monitoring its intellectual property rights, and it may or may not be able to detect infringement by third parties. Li-Cycle’s competitive position may be materially adversely impacted if it cannot detect infringement or enforce its intellectual property rights quickly or successfully. In some circumstances, Li-Cycle may choose not to pursue enforcement of its valid intellectual property rights for a variety of legal and business considerations, including (i) because an infringer has a dominant intellectual property position, (ii) because of uncertainty relating to the scope of the Company’s intellectual property or the outcome of an enforcement action, (iii) because of the financial and reputational costs associated with enforcement or (iv) for other business reasons. In addition, competitors might avoid infringement by designing around the Company’s intellectual property rights or by developing non-infringing competing technologies. Litigation brought to protect and enforce the Company’s intellectual property rights could be costly, time-consuming, and distracting to management and Li-Cycle’s development teams and could result in the impairment or loss of portions of its intellectual property, for example, the Company’s efforts to enforce its intellectual property rights may be met with defenses, counterclaims attacking the scope, validity, and enforceability of the Company’s intellectual property rights, or with counterclaims and countersuits asserting infringement by the Company of third-party intellectual property rights. Li-Cycle’s failure to secure, protect, and enforce its intellectual property rights could materially adversely affect its brand and its business, any of which could have a material adverse effect on the Company’s business, prospects, financial condition and results of operations.
Li-Cycle may be subject to intellectual property rights claims by third parties, which could be costly to defend, could require payment of significant damages and could limit the Company’s ability to use certain technologies.
Li-Cycle is subject to the risk of third parties asserting claims of infringement of intellectual property rights or violation of other statutory, license or contractual rights in technology or data. Any such claim by a third party, even if without merit, could cause Li-Cycle to incur substantial costs defending against such claim and could distract the Company’s management and its development teams from its business.
Although third parties may offer a license to their technology or data, the terms of any offered license may not be acceptable or commercially reasonable and the failure to obtain a license or the costs associated with any license could cause the Company’s business, prospects, financial condition, and results of operations to be materially adversely affected. In addition, some licenses may be non-exclusive, and therefore the Company’s competitors may have access to the same technology or data licensed to the Company. Alternatively, Li-Cycle may be required to develop non-infringing technology or data which could require significant effort and expense and ultimately may not be successful. Furthermore, a successful claimant could secure a judgment or the Company may agree to a settlement that prevents it from selling certain products or performing certain services in a given country or countries or that requires the Company to pay royalties, substantial damages, including treble damages if it is found to have willfully infringed the claimant’s patents, copyrights, trade secrets or other statutory rights, or other fees. Any of these events could have a material adverse effect on the Company’s business, prospects, financial condition and results of operations.
Li-Cycle has identified material weaknesses in its internal control over financial reporting. If its remediation of such material weaknesses is not effective, or if it fails to develop and maintain a proper and effective internal control over financial reporting, its ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.
Prior to August 10, 2021, Li-Cycle Holdings Corp. was a private company and we addressed our internal control over financial reporting with internal accounting and financial reporting personnel and other resources.
In the course of preparing for the Business Combination with Peridot Acquisition Corp., Li-Cycle identified material weaknesses in its internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of Li-Cycle’s annual or interim consolidated financial statements may not be prevented or detected on a timely basis.
As of December 31, 2023, Li-Cycle’s management assessed the effectiveness of the Company’s internal control over financial reporting and concluded that the Company did not maintain effective internal control over financial reporting as of that date. Management has also evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023, and concluded that, as of that date, the Company’s disclosure controls and procedures were not effective, due to the material weaknesses in the Company’s internal control over financial reporting.
In preparing its financial results for the quarter ended March 31, 2023, the Company identified a non-cash accounting error in the unaudited financial results for the transition period of November 1, 2022 through December 31, 2022 and filed restated unaudited condensed consolidated financial statements for the transition period in April 2023. In February 2024, the Company filed a Notification of Late Filing on Form 12b-25 with the SEC to extend the time for delivery of this Annual Report on Form 10-K.
While we have taken steps to address these material weaknesses and expect to continue to implement a remediation plan to address the underlying causes, any gaps or deficiencies in our internal control over financial reporting may result in us being unable to provide required financial information in a timely and reliable manner and/or incorrectly reporting financial information. We have slowed certain aspects of the remediation plan, in view of resource constraints, including in relation to the Cash Preservation Plan and may need to further slow certain aspects of the remediation plan as a result of the Workforce Reduction plan and the additional steps we expect to take in the near-term to right-size and right-shape our organization based on our go-forward strategic objectives and the Cash Preservation Plan, including taking additional steps in the near term to significantly reduce the workforce. In addition, there can be no assurance that these measures will remediate the material weaknesses in our internal control over financial reporting or that additional material weaknesses in our internal control over financial reporting will not be identified in the future. For more information, see “Item 9A. Controls and Procedures”.
Risks Relating to the Ownership of Our Common Shares
Our by-laws provide, subject to limited exceptions, that the Superior Court of Justice of the Province of Ontario and the appellate courts therefrom are the sole and exclusive forum for certain shareholder litigation matters, which could limit shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or shareholders.
Our by-laws require, to the fullest extent permitted by law and subject to certain exemptions for actions brought to enforce a duty or liability under certain U.S. securities laws, that (i) derivative actions brought in our name, (ii) actions against directors, officers and employees for breach of fiduciary duty, (iii) any action or proceeding asserting a claim arising pursuant to the Ontario Business Corporations Act (“OBCA”) or our governing documents, and (iv) any action or proceeding asserting a claim otherwise related to our “affairs” (as defined in the OBCA) may be brought only in the Superior Court of Justice of the Province of Ontario, Canada and the appellate courts therefrom and, if brought outside of such forum, the shareholder bringing the suit will be deemed to have consented to the personal jurisdiction of the provincial and federal courts located within the Province of Ontario in connection with any action brought in such court to enforce the forum provisions and to service of process on such shareholder’s counsel. Any person or entity purchasing or otherwise acquiring any interest in our common shares will be deemed to have notice of and consented to the forum provisions in its articles. Unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America will have exclusive jurisdiction for the resolution of any complaint asserting a cause of action arising under the U.S. Securities Act. The exclusive forum provision in our by-laws will not apply to actions arising under the Securities Act or the Exchange Act.
This choice of forum provision may limit a shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or shareholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our articles to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations and financial condition.
We may issue additional common shares or other equity securities without shareholder approval, which would dilute the ownership interests of existing shareholders in the Company and may depress the market price of our common shares.
We may issue additional common shares or other equity securities in the future in connection with, among other things, capital raises, future acquisitions, repayment of outstanding indebtedness or grants under the Company’s 2021 Incentive Award Plan (the “Long-Term Incentive Plan”), without shareholder approval in a number of circumstances, including in reliance on a “financial hardship exemption” from the shareholder approval requirements of the NYSE rules. We are currently actively exploring financing options and strategic alternatives. If we raise additional funds through further issuances of equity or convertible debt securities, our existing shareholders could suffer significant further dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common shares. Pursuant to the terms of the KSP Convertible Notes, the Glencore Convertible Notes and the A&R Glencore Convertible Notes and the Glencore Senior Secured Convertible Note, we may issue common shares upon conversion or redemption of the KSP Convertible Notes, Glencore Convertible Notes and A&R Glencore Convertible Notes or Glencore Senior Secured Convertible Note, as applicable, upon exercise of the warrants issued to Glencore in connection with a redemption of the Glencore Convertible Notes and A&R Glencore Convertible Notes or Glencore Senior Secured Convertible Note, as applicable, or pursuant to any other term of the KSP Convertible Notes, Glencore Convertible Notes and A&R Glencore Convertible Notes or Glencore Senior Secured Convertible Note, as applicable, including as a result of any of the PIK provisions of the KSP Convertible Notes, Glencore Convertible Notes and A&R Glencore Convertible Notes or Glencore Senior Secured Convertible Note, as applicable.
The issuance of additional shares or other equity securities could have one or more of the following effects:
•our existing shareholders’ proportionate ownership will decrease;
•the amount of cash available per share, including for payment of dividends in the future, may decrease;
•the relative voting strength of each previously outstanding share may be diminished; and
•the market price of our common shares may decline.
The market price of our common shares has been and may be volatile. The trading price of our common shares could be subject to wide fluctuations due to a variety of factors, including:
•our liquidity position, including our ability to continue as a going concern;

•updates related to our planned capital projects, including further pauses or slow downs;
•our actual or anticipated operating performance and the operating performance of our competitors;
•failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet the estimates or the expectations of investors;
•any major change in our Board, management, or key personnel;
•market conditions in our industry;
•general economic conditions such as recessions, inflation, interest rates, fuel prices, international currency fluctuations;
•rumors and market speculation involving us or other companies in our industry;
•announcements by us or our competitors of significant innovations, new products, services or capabilities, acquisitions, strategic investments, partnerships, joint venture or capital commitments;
•the legal and regulatory landscape and changes in the application of existing laws or adoption of new laws that impact our business;
•legal and regulatory claims, litigation, or pre-litigation disputes and other proceedings;
•other events or factors, including those resulting from war, incidents of terrorism, or responses to these events; and
•sales or expected sales of our common shares by us, our officers, directors, significant shareholders, and employees.
In addition, stock markets have experienced significant price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. The stock market in general and the NYSE have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. These fluctuations may be even more pronounced in the trading market for our common shares as a result of the supply and demand forces for newly public companies.
From March 1, 2023 to February 29, 2024, the market price of Li-Cycle’s common shares fluctuated from a high of $6.10 per share to a low of $0.36 per share. The market capitalization of Li-Cycle sharply declined following the announcement of the pause on the Rochester Hub project on October 23, 2023 and again following the release of Li-Cycle’s earnings report for the third quarter ended October 31, 2023, on November 13, 2023. These declines in the market price of our common shares have led to securities class action litigation against the Company. See also Note 18 in the Consolidated Financial Statements and the section titled “Item 3. Legal Proceedings". Regardless of the outcome, these suits could result in substantial cost to the Company, divert management’s attention and resources and harm our business, financial condition and results of operations.
Our shareholder rights plan could impede or discourage a takeover or change of control.
On October 31, 2023, our Board adopted a shareholder rights plan and amended the rights plan on March 11, 2024. The rights plan is intended to protect the interests of all the Company’s shareholders by reducing the likelihood that any person would gain control of the Company through open market accumulation or other tactics without appropriately compensating the Company's shareholders for such control. The rights plan is not intended to prevent or deter any action or offer that the Board determines to be in the best interests of shareholders. However, the overall effect of the rights plan may render it more difficult or discourage a merger, tender offer or other business combination involving the Company that may be considered beneficial by some shareholders but is not supported by our Board.

Our executive officers and directors may have interests different than yours and may take actions with which you disagree.
Li-Cycle’s executive officers and directors have a significant stake in the Company and are likely to have influence over any critical decisions relating to Li-Cycle. Li-Cycle’s executive officers and directors beneficially own, directly or indirectly, approximately 22% of the Company’s outstanding common shares as of February 29, 2024. In particular, our co-founders, Ajay Kochhar and Tim Johnston, collectively hold approximately 21% of the Company’s outstanding common shares as of February 29, 2024. As a result, such individuals are likely to continue to have a significant influence in determining any matters submitted to the shareholders for approval, and to have significant influence in the management and affairs of the Company. The interests of the executive officers and directors may differ from the interests of other shareholders of Li-Cycle due to various factors and as a result, the executive officers and directors may take actions with which you disagree or which are in conflict with your interests.
The NYSE may delist our common shares, which could limit investors’ ability to engage in transactions in our common shares and subject us to additional trading restrictions.
Our common shares are listed on the New York Stock Exchange. In order to list our common shares, upon the consummation of the Business Combination, we were required to meet the NYSE initial listing requirements. Although we were able to meet those initial listing requirements, we may be unable to maintain the listing of our common shares in the future.
On December 20, 2023, the Company received written notice from the NYSE (the “Trading Standards Notice”) indicating that the Company is not in compliance with Rule 802.01C of the NYSE Manual because the average closing price of Li-Cycle’s common shares was less than $1.00 over a consecutive 30 trading-day period. Li-Cycle has notified the NYSE of its intention to cure the deficiency and is considering all available options in this regard. Under Rule 802.01C, Li-Cycle has a six-month period following receipt of the Trading Standards Notice to regain compliance with the minimum average closing price requirement but there can be no assurance that any action taken by Li-Cycle to regain compliance will be successful. If in the future we are unable to regain compliance with Rule 802.01C of the NYSE Manual or we fail to comply with any of these and/or other applicable continued listing requirements, the NYSE may subsequently delist our common shares.
If the NYSE were to delist our common shares, we could face significant material adverse consequences, including:
•a limited availability of market quotations for our securities;
•a limited amount of news and analyst coverage for the Company; and
•a decreased ability to obtain capital or pursue acquisitions by issuing additional equity or convertible securities.
As of January 1, 2024, we are no longer reporting to the SEC as a “foreign private issuer” and we are required to comply with the provisions of the Exchange Act, and the rules of NYSE, applicable to “U.S. domestic issuers”, and filing under U.S.GAAP, which will continue to require us to incur significant expense and expend time and resources.

As of June 30, 2023, we determined that we no longer qualify as a "foreign private issuer" as such term is defined in Rule 405 under the Securities Act. As a result, as of January 1, 2024, we are no longer eligible to use the rules and forms designated for foreign private issuers and we are considered a U.S. domestic issuer. As a result, we are now required to file periodic and current reports and registration statements on U.S. domestic issuer forms with the SEC, which are generally more detailed and extensive than the forms available to a foreign private issuer. In addition, we are required to comply with U.S. proxy requirements and Regulation FD (Fair Disclosure) and our officers, directors and principal shareholders are subject to the beneficial ownership reporting and short-swing profit recovery requirements in Section 16 of the Exchange Act. We are also no longer eligible to rely upon exemptions from corporate governance requirements that are available to foreign private issuers or to benefit from other accommodations for foreign private issuers under the rules of the SEC or NYSE, which may involve additional costs. As a result of our transition to being a “U.S. domestic issuer”, we have had to restate our financial statements for past periods from IFRS to U.S. GAAP, and implement additional corporate governance and public disclosure processes, which in turn have increased our legal and financial compliance costs and the amount of management attention that must be devoted to compliance matters.

The regulatory and compliance costs applicable to us under U.S. securities laws as a U.S. domestic issuer may be significantly higher than the costs we previously incurred as a foreign private issuer. We expect to continue to incur significant legal, accounting, insurance and other expenses and to expend greater time and resources to comply with these requirements. In addition, we may need to develop our reporting and compliance infrastructure and may face challenges in complying with the new requirements applicable to us. If we fall out of compliance, we risk becoming subject to litigation or being delisted, among other potential problems. Further, it may be more expensive for us to maintain adequate director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified executive officers and members of our board of directors.
Failure to develop and maintain effective internal control over financial reporting could have a material adverse effect on our business, results of operations and the trading price of our common shares.
The Company is required to comply with Section 404 of the Sarbanes-Oxley Act, which requires, among other things, that the Company evaluate annually the effectiveness of its internal control over financial reporting. The standards required for a public company under Section 404 of the Sarbanes-Oxley Act are significantly more stringent than those required of Li-Cycle prior to the Business Combination. Section 404(a) of the Sarbanes-Oxley Act requires management to assess and report annually on the effectiveness of internal control over financial reporting and to identify any material weaknesses in internal control over financial reporting. Additionally, Section 404(b) of the Sarbanes-Oxley Act requires the independent registered public accounting firm to issue an annual report that addresses the effectiveness of internal control over financial reporting.
Li-Cycle has identified material weaknesses in its internal control over financial reporting, see the section titled “Item 1A. Risk Factors — Risks Relating to Li-Cycle’s Business — Li-Cycle has identified material weaknesses in its internal control over financial reporting. If its remediation of such material weaknesses is not effective, or if it fails to develop and maintain a proper and effective internal control over financial reporting, its ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired”. For the report of KPMG LLP, our registered public accounting firm, see the section titled “Item 9A. Attestation Report of Registered Public Accounting Firm”.
If we continue to identify deficiencies in our internal control over financial reporting or if we are unable to comply with the requirements applicable to us as a public company in a timely manner, we may be unable to accurately report our financial results, or report them within the timeframes required by the SEC. If this occurs, we also could become subject to sanctions or investigations by the SEC or other regulatory authorities.
Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that are applicable to the Company, including under Section 404 of the Sarbanes-Oxley Act, including because of the impact of the Workforce Reduction plan and additional steps that the Company expects to take in the near-term to right-size and right-shape our organization based on our go-forward strategic objectives and the Cash Preservation Plan, including taking additional steps in the near term to significantly reduce the workforce, including with respect to corporate positions, specifically in accounting. In addition, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, or expresses an adverse opinion, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets and our share price may be materially adversely affected.
We expect to continue to incur costs related to our internal control over financial reporting in the upcoming years to further improve our internal control environment.
The issuance of our common shares in connection with the conversion of the KSP Convertible Notes, the Glencore Convertible Notes and the A&R Glencore Convertible Notes and the Glencore Senior Secured Convertible Note would cause substantial dilution, and could materially affect the trading price of our common shares and your interests and any future financings may cause further dilution.
As of December 31, 2023, there was an aggregate principal amount of $119.3 million outstanding under the KSP Convertible Notes and $225.3 million outstanding under the Glencore Convertible Notes. In addition, on March 11, 2024, the Company entered into the Glencore Senior Secured Convertible Note Purchase Agreement to issue the Glencore Senior

Secured Convertible Note in an aggregate principal amount of $75.0 million to an affiliate of Glencore plc. To the extent we or the holder of the KSP Convertible Notes or Glencore Convertible Notes and the A&R Glencore Convertible Notes, as applicable, converts any of their convertible notes into our common shares, substantial amounts of our common shares will be issued. Such issuances could result in substantial decreases to our stock price and dilution to our existing shareholders.
In addition, the Glencore Senior Secured Convertible Note may result in a change of control of the Company, depending on certain future events including in the event the Company elects to pay interest in-kind and/or if the Glencore Convertible Notes are amended and restated as contemplated by the Glencore Senior Secured Convertible Note Purchase Agreement. Assuming the conversion of the Glencore Convertible Notes and the Glencore Senior Secured Convertible Note in full on or about March 25, 2024, the expected issue date of the Glencore Senior Secured Convertible Note, Glencore and its affiliates would beneficially own approximately 47.8% of the common shares on an as-converted basis (based on the total number of outstanding common shares as of February 29, 2024). As a result, Glencore may be able to exert significant voting influence on votes requiring shareholder approval and may take actions with which you disagree or which are in conflict with your interests. Any concentration of share ownership may also have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combinations, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other shareholders. This concentration of share ownership may not be in the best interests of all of our shareholders. In connection with the closing of the Glencore Senior Secured Convertible Note, the Company will also enter into a side letter agreement, in which it will grant to Glencore the right to nominate two additional directors (the “Glencore Nominees”) to the Board, for a total of three nominees. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Liquidity Developments.”
In addition, it is expected that the Company will seek additional financing or strategic alternatives in the future, including to fund further construction at the Rochester Hub, which financing alternatives in particular could result in the issuance of additional equity or equity-linked securities, resulting in further dilution to existing shareholders. Furthermore, if Glencore is an investor in any future financing, it may result in Glencore acquiring beneficial ownership in excess of 50.1% of the issued and outstanding common shares on an actual or as-converted basis and otherwise acquiring actual control of the Company through the right to appoint and remove a majority of the directors serving on the Board of Directors. We cannot assure you that any of the governance protections Glencore will commit to in the side letter agreement, including not causing the Company to rely on the "controlled company" exemption of the NYSE and the standstill provisions, among others, would remain in place following any such future financing, which loss of governance protections may further affect your interests and shareholder rights.
We do not currently intend to pay dividends on our common shares and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common shares.
We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business and do not intend to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our Board and will depend on our financial condition, results of operations, capital requirements and future agreements and financing instruments, business prospects and such other factors as our Board deems relevant. As a result, a shareholder’s ability to achieve a return on their investment in our common shares will depend on appreciation in the price of our common shares.
The Company’s ability to meet expectations and projections in any research or reports published by securities or industry analysts, or a lack of coverage by securities or industry analysts, could result in a depressed market price and limited liquidity for its shares.
The trading market for the Company’s common shares may be influenced by the research and reports that industry or securities analysts may publish about it, its business, its market, or its competitors. If securities or industry analysts do not cover the Company, its share price would likely be lower than that which would be obtained if it had such coverage and the liquidity, or trading volume of its common shares may be limited, making it more difficult for a shareholder to sell shares at an acceptable price or amount. If securities or industry analysts do cover the Company, their projections may vary widely and may not accurately predict the results it actually achieves. The Company’s share price may decline if its actual results do not match the projections of analysts covering it. Similarly, if one or more of the analysts who write reports on the Company downgrades its shares or publishes inaccurate or unfavorable research about its business, its share price could decline. If one or more of these analysts ceases coverage of the Company or fails to publish reports on it regularly, its share price or trading volume could decline.

The Company may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on its financial condition, results of operations and share price, which could cause you to lose some or all of your investment.
The Company may be forced to write down or write off assets, restructure its operations, or incur impairment or other charges that could result in losses. Unexpected risks may arise and previously known risks may materialize. Even though these charges may be non-cash items and not have an immediate impact on the Company’s liquidity, the fact that it may report charges of this nature could contribute to negative market perceptions about the Company or its securities. In addition, charges of this nature may cause the Company to be unable to obtain future financing on favorable terms or at all.
The Company could be or may become a passive foreign investment company, which could result in materially adverse U.S. federal income tax consequences.
It is possible that the Company could be classified as a “passive foreign investment company” or “PFIC” for U.S. federal income tax purposes, which could have materially adverse U.S. tax consequences for U.S. persons holding the Company’s common shares. Although the Company was not a PFIC for the last taxable year, and does not expect to be classified as a PFIC for the current taxable year or for the foreseeable future, whether the Company is a PFIC is a factual determination made annually, and the Company’s status will depend among other things upon changes in the composition and relative value of its gross receipts and assets. Accordingly, no assurance can be given that the Company will not be classified as a PFIC in the current year or in any future taxable year.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY

Information Security Risk Management and Strategy
The Company is committed to developing robust governance and oversight of cybersecurity risks and to implementing processes, controls and technologies designed to help assess, identify, and manage material risks. As described further in “—Information and Security and Governance Oversight” below, the Vice President of IT is responsible for Li-Cycle’s information security program and as part of its broader risk oversight, the Board of Directors of the Company oversees risks from information security threats both directly and through the Audit Committee of the Board of Directors of the Company. Our information technology (“IT”), infrastructure, applications, and networks are susceptible to potential impacts due to the escalating sophistication and frequency of cyber-attacks and security incidents. Breaches in our technology systems, whether from circumventing security measures, denial-of-service attacks, hacking, phishing, computer viruses, ransomware, malware, employee errors, malfeasance, social engineering, vendor software supply chain compromises, physical breaches, or other actions, have the potential to compromise the confidentiality, availability, and integrity of crucial information. Such incidents may cause interruptions or malfunctions in our manufacturing systems, applications, and data processing, thereby disrupting other business operations. Additionally, critical information associated with our business operations is managed by some of our third-party vendors.
Anticipating or preventing all cyber-attacks requires an ever-present focus. A cyber-attack or a security incident leading to a breach could disrupt our business operations, harm our reputation, necessitate compliance with data breach notification laws, and subject us to litigation, regulatory investigation, or other liabilities under laws, regulations, and contractual obligations. This could result in increased costs, significant legal and financial exposure, and reputational damage.
We invest in information security and data privacy measures to safeguard our systems and data. This includes organizational investments, incident response plans, technical defenses, and employee training. We also utilize a third party to conduct vulnerability scans. Our approach to cyber-security risk management is designed to identify, assess, prioritize and manage major risk exposures that could affect our ability to execute our corporate strategy and fulfill our business objectives.
For instance, we utilize our existing information security measures to oversee operational landscapes, address suspicious events, and generate necessary reports shared during our monthly meetings. Additionally, as deemed necessary, we request third-party service providers to furnish System and Organization Controls (“SOC”) reports. Simultaneously, we are in the process of revising and formulating new IT policies, standards, and procedures in harmony with the National Institute of Standards and Technology Cybersecurity framework.
In 2023, we launched an ongoing enterprise-wide communication initiative focused on cyber threats, which aims to educate Li-Cycle employees on recognizing and responding to potential cyber threats effectively, and serves as a reminder of the critical role each individual plays in ensuring the safety of our organization.
We maintain the availability of cybersecurity consultants as required and regularly conduct vulnerability scans within our environment to identify areas for ongoing enhancements. Additionally, our IT General Controls (ITGC) undergo audits, encompassing processes that overlap with cybersecurity concerns such as access control, permissions, and robust password management. The insights derived from these and other assessments guide us in refining our information security practices, procedures, and technologies.
Information Security and Governance Oversight
The Vice President of IT is responsible for Li-Cycle's information security program. In this capacity, the executive oversees the enterprise-wide cybersecurity strategy, ensuring the development of policies and standards, the implementation of processes, and the management of architectural elements. The Vice President of IT is responsible for assessing and managing material risks from cybersecurity threats, and is supported in delivering this function with a dedicated internal IT team. The Vice President of IT has over eight years of leadership experience as a Chief Information Officer and Chief Technology Officer, with experience overseeing information security, risk management, and compliance functions.
The Cybersecurity Steering Committee convenes no less than quarterly to evaluate and address significant risks stemming from cybersecurity threats.
Additionally, as part of its broader risk oversight, the Board of Directors of the Company oversees risks from information security threats both directly and through the Audit Committee of the Board of Directors of the Company. As reflected in its charter, the Audit Committee is required to periodically review and receive reports from management regarding risks and exposures related to information technology and cyber security.
The Vice President of IT submits reports to the Audit Committee and other senior management members as appropriate. These reports provide insights into the evolving threat landscape, updates on the organization's cyber risks and threats, evaluations of the information security program, and the status of initiatives aimed at improving the information security program and its systems.

ITEM 2. PROPERTIES
Owned Properties
We had no owned properties as of December 31, 2023.

Leases
We leased the following properties as of December 31, 2023:

		Gross Floor Area (square foot)		Lease Period
Country	Location		Use	Start	End
Canada	Kingston, Ontario	10,193	Plant	4/1/2020	3/31/2025
Canada	Kingston, Ontario (1)	11,244	Storage	11/1/2019	11/30/2024
Canada	Kingston, Ontario (1)	19,300	Storage	5/1/2020	11/30/2024
Canada	Kingston, Ontario (1)	7,360	Storage	12/1/2020	11/30/2024
Canada	Kingston, Ontario	25,000	Storage	5/1/2019	10/31/2024
Canada	Millhaven, Ontario (2)	46,639	Construction of new Spokes	7/1/2021	6/30/2024
Canada	Toronto, Ontario	31,762	Office	6/1/2021	5/31/2031
United States of America	Cottondale, Alabama (3)	120,000	Storage	11/1/2021	12/31/2030
United States of America	North Port, Alabama	108,469	Plant	7/1/2022	6/30/2042
United States of America	Birmingham, Alabama	9,362	Office	11/15/2022	11/30/2027
United States of America	Gilbert, Arizona	138,949	Plant	10/1/2021	2/29/2032
United States of America	Mesa, Arizona	69,016	Storage	9/1/2021	12/31/2026
United States of America	Mesa, Arizona (4)	110,350	Storage	2/29/2024	5/31/2034
United States of America	Greece, New York	63,901	Plant	7/1/2019	6/30/2029
United States of America	Webster, New York	37,231	Storage	4/1/2020	3/31/2025
United States of America	Rochester, New York	2,309,000	Land	4/1/2022	3/31/2042
United States of America	Rochester, New York (5)	275,932	Warehouse/Land	7/27/2023	8/31/2048
United States of America	Rochester, New York	45,590	Storage	5/1/2022	4/30/2024
United States of America	Rochester, New York (6)	2,901	Office/Storage/Lab Space	8/1/2023	7/31/2024
Germany	Magdeburg, Germany	546,828	Plant	7/1/2022	6/30/2032
Norway	Moss, Norway	165,936	Plant	7/5/2023	7/4/2035
Switzerland	Baar, Switzerland	10,226	Office	6/1/2022	6/30/2027
France	Harnes, France	224,373	Plant	4/2/2023	4/2/2032
Singapore	Battery Road, Singapore(7)	1,6154	Office	10/1/2022	9/30/2025
Notes:
(1)These three leases (11,244 sq, 19,300 sq and 7,360 sq) were consolidated into one lease which commenced December 2022 and will end in November 2024.
(2)Expires on June 30, 2024 and will not be renewed.
(3)Extended as of January 1, 2024 for seven years with two five-year extensions.
(4)Signed in December 2023, but the term dates are estimates as the term does not start until the landlord completes its work.
(5)For more information, see “Item 3. Legal Proceedings - Claim regarding Rochester Warehouse.”
(6)Extended as of August 1, 2023 with respect to a portion of the office, storage and lab space (reducing the square footage from 11,879 sq to 2,901 sq).
(7)Lease was terminated and possession was surrendered on February 29, 2024.
The Company’s corporate and engineering offices are located in leased space in Toronto, Ontario; Birmingham, Alabama; and Baar, Switzerland.
The Company’s Spokes are operated in leased industrial space and each Spoke has a related warehouse facility located either onsite or (where required by applicable laws) in a separate location.
The Company’s Rochester Hub is being constructed on land leased from Ridgeway Properties I, LLC, pursuant to a ground lease (the “Hub Ground Lease”) dated August 3, 2021 between the Hub Landlord and Li-Cycle North America Hub, Inc. (“HubCo”). The term of this lease commenced on April 1, 2022 and continues thereafter until March 31, 2042, with the option to renew for five additional terms of five years each and one additional term of four years. Under a guaranty dated August 3, 2021, Li-Cycle Holdings Corp. has agreed to guarantee the performance of HubCo’s obligations under the Hub Ground Lease.
On January 12, 2023, HubCo entered into a sublease agreement (the “Hub Warehouse Agreement”) with Pike Conductor Dev 1, LLC (the “Warehouse Landlord”) outlining the parties’ respective rights and obligations with respect to the construction, financing and leasing of a warehouse and administrative building (the “Warehouse”) for the Rochester Hub. Under the terms of the Hub Warehouse Agreement, HubCo was required to directly advance up to a maximum of $58.6 million to the Warehouse Landlord for the design, engineering, and construction of the Warehouse. As at December 31, 2023, HubCo had advanced to the Warehouse Landlord $53.5 million of the $58.6 million maximum. The parties agreed in the Hub Warehouse Agreement that (i) if the Warehouse Landlord completes the Warehouse, closes its initial loan, and reimburses HubCo for its contribution less $14.5 million tenant’s improvements by November 1, 2023, then the Warehouse Landlord shall own the Warehouse, and (ii) if these events have not occurred by November 1, 2023, then the Hub Warehouse Agreement shall be amended and restated as a ground lease. The Warehouse Landlord’s financing was not completed, and HubCo was not reimbursed by November 1, 2023. The parties are currently engaged in legal proceedings, and are negotiating the terms of a settlement in principle. For more information, see “Item 3. Legal Proceedings - Claim regarding Rochester Warehouse.”
Certain contractors, subcontractors, consultants and other suppliers (together, the “lienors”) have filed purported mechanic’s liens against the Company’s interests under the Hub Ground Lease and the Hub Warehouse lease, under the New York Lien Law, given alleged delays in making payments to those lienors. See “Item 1A. Risk Factors—Risks Relating to Li-Cycle’s Business—The development of Li-Cycle’s Rochester Hub, Spoke network and other future projects is subject to risks, including with respect to financing, engineering, permitting, procurement, construction, commissioning and ramp-up, and Li-Cycle cannot guarantee that these projects will be resumed, completed in a timely manner or at all, that their costs will not be significantly higher than estimated, that financing will be sufficient to cover costs or escalated costs, or that the completed projects will meet expectations with respect to their productivity or the specifications of their respective end products, among others” this Annual Report on Form 10-K. See also “Item 3. Legal Proceedings - Mechanic’s Liens filed in New York State.”
ITEM 3. LEGAL PROCEEDINGS
From time to time, we are subject to various litigation and regulatory proceedings arising in the normal course of business. Where it is determined, in consultation with counsel based on litigation and settlement risks, that a loss is both probable and estimable, we establish an accrual. We expect that we may not be able to predict with certainty the outcome of any litigation or the potential for future litigation. We expect to continuously monitor any proceedings as they develop and adjust any accrual or disclosure as needed. Regardless of the outcome, litigation could have an adverse impact on us due to defense costs, diversion of management resources, potential reputational harm and other factors, and it could have a material effect on our results of operations for a given reporting period.
Shareholder Suit Following Short Report
On April 19, 2022, a putative federal securities class action lawsuit was filed in the U.S. District Court for the Eastern District of New York against the Company, its CEO, and its former CFO, on behalf of a proposed class of purchasers of the Company’s publicly traded securities during the period from February 16, 2021 through March 23, 2022. The complaint, which is captioned as Barnish v. Li-Cycle Holdings Corp., et al., 1:22-cv-02222 (E.D.N.Y.), alleges that the defendants issued false and misleading statements concerning Li-Cycle’s business, which were revealed when Blue Orca Capital published a short seller report on March 24, 2022. The complaint sought compensatory damages and an award of costs. The original complaint asserted claims under Sections 10(b) and 20(a) of the U.S. Securities Exchange Act of 1934 (the “Exchange Act”). On July 22, 2022, the court appointed The Lanigan Group, Inc. as lead plaintiff. On October 11, 2022, the lead plaintiff filed an amended complaint asserting claims pursuant to Section 14(a) of the Exchange Act and Sections 11 and 15 of the U.S. Securities Act of 1933 on behalf of a proposed class comprising: (a) all persons who were eligible to vote at Peridot Acquisition Corp.’s extraordinary general meeting held during August 2021, and (b) all persons who acquired Li-Cycle publicly traded securities pursuant to Li-Cycle’s March 2021 Registration Statement. Unlike the original complaint, the amended complaint did not assert any claims under either Section 10(b) or Section 20(a) of the Exchange Act. The claims in the amended complaint were asserted against both the Company and certain individual defendants, including Li-Cycle’s two Co-Founders, Li-Cycle’s former CFO, two current directors of Li-Cycle (who were also directors and/or officers of Peridot Acquisition Corp. at the time of the Business Combination), and certain other directors or officers of Peridot Acquisition Corp. at the time of the Business Combination. On December 19, 2022, the Company and each of the individual defendants moved to dismiss the amended complaint in its entirety. On October 6,

2023, the court granted defendants' motion to dismiss in its entirety, but granted lead plaintiff an opportunity to seek leave to replead. On October 23, 2023, lead plaintiff filed a notice of voluntary dismissal, and the court issued an order dismissing the case.
Shareholder Suits Following Rochester Hub Construction Pause
Three shareholder suits were launched following the Company’s announcement on October 23, 2023 that it would be pausing construction on the Rochester Hub project, being the Davis, Wyshynski and Nieves actions, described below.
On November 8, 2023, a putative federal securities class action lawsuit was filed in the U.S. District Court for the Southern District of New York against the Company, its CEO, and its CFO, on behalf of a proposed class of purchasers of the Company’s common shares during the period from June 14, 2022 through October 23, 2023. The complaint, which is captioned as Davis v. Li-Cycle Holdings Corp., et al., 1:23-cv-09894 (S.D.N.Y.) (the “Davis Securities Action”), asserts claims under Sections 10(b) and 20(a) of the Exchange Act, and alleges that the defendants issued false and misleading statements regarding the Rochester Hub’s construction budget, costs and timeline, which were allegedly revealed on October 23, 2023, when the Company announced that it would pause construction on the Rochester Hub project. The complaint seeks compensatory damages and an award of costs. In view of the uncertainties inherent in litigation, we do not express a judgment as to the outcome of this litigation. No amounts have been recorded for any potential liability arising from this matter.
On November 27, 2023, a putative Ontario securities class action claim was filed in the Ontario Superior Court of Justice against the Company and its CEO. The claim was amended on February 8, 2024. The claim is on behalf of a proposed class of purchasers of the Company’s common shares during the period from February 27, 2023 through November 10, 2023. The claim, which is captioned as Wyshynski v. Li-Cycle Holdings Corp. et al., Court File No. CV-23-00710373-00CP, alleges common law secondary market misrepresentations and, if leave is granted under Part XXIII.1 of the Securities Act (Ontario), statutory secondary market negligent misrepresentations. The Wyshynski claim alleges that the Company’s public disclosures through the class period contained misrepresentations because they omitted material facts regarding the cost of the Rochester Hub project and the availability of financing. The Wyshynski claim alleges that the purported misrepresentations were publicly corrected on (i) October 23, 2023, when the Company announced that it would pause construction on the Rochester Hub project; and (ii) November 13, 2023, with the release of the Company’s Q3 2023 earnings. The putative class includes all persons who acquired Li-Cycle common shares during the class period and who held some or all of those common shares until after the release of at least one of the alleged corrective disclosures. The claim seeks compensatory damages and an award of costs. In view of the uncertainties inherent in litigation, we do not express a judgment as to the outcome of this litigation. No amounts have been recorded for any potential liability arising from this matter.
On December 4, 2023, a putative shareholder derivative action was filed in the Supreme Court of the State of New York, Monroe County, purportedly on behalf of the Company (as nominal defendant) against certain of the Company’s current and/or former officers and directors. The action, which is captioned as Nieves v. Johnston, et. al., Index No. E2023014542 (N.Y. Sup. Ct.), principally concerns the same alleged misstatements or omissions at issue in the Davis Securities Action, and asserts common law claims for breach of fiduciary duty, waste, unjust enrichment, and gross mismanagement. The action seeks to recover unspecified compensatory damages on behalf of the Company, an award of costs and expenses and other relief. On February 29, 2024, the parties agreed to stay the action pending resolution of the Davis Securities Action. In view of the uncertainties inherent in litigation, we do not express a judgment as to the outcome of this litigation. No amounts have been recorded for any potential liability arising from this matter.
Claim Regarding Rochester Warehouse
On January 26, 2024, the Company’s subsidiary, HubCo, sued Pike Conductor Dev. 1, LLC the (“Warehouse Landlord”) for breaches of a sublease agreement (the “Hub Warehouse Agreement”) related to the warehouse & administrative building (the “Warehouse”) for the Rochester Hub. Li-Cycle also sought an order barring the Warehouse Landlord from terminating the agreement or evicting HubCo from the Warehouse while the lawsuit is pending. Under the terms of the Hub Warehouse Agreement, Warehouse Landlord agreed to construct the Warehouse and lease it to HubCo, and HubCo was required to advance up to a maximum of $58.6 million to the Warehouse Landlord for the design, engineering and construction of the Warehouse. To date, HubCo has advanced approximately $53.5 million of the $58.6 million maximum. The parties agreed in the Hub Warehouse Agreement that (i) if the Warehouse Landlord completes the Warehouse, closes its initial financing, and reimburses HubCo for its contribution less $14.5 million in tenant’s improvements by November 1, 2023, then the Warehouse Landlord shall own the Warehouse, and (ii) if these events have not occurred by November 1, 2023, then the Hub Warehouse Agreement shall be amended and restated as a ground lease. The Warehouse Landlord’s financing was not completed, and HubCo was not reimbursed by November 1, 2023. The Warehouse Landlord filed a purported mechanic’s liens against HubCo’s interests in the Warehouse claiming an unpaid amount of $5.1 million in pre-financing costs under the Hub Warehouse Agreement, sent a notice of default to HubCo, and, in that notice of default, asserted that HubCo violated certain provisions of the Hub Warehouse Agreement. Subsequently, HubCo filed a Complaint in New York State Court in Monroe County against the Warehouse Landlord, seeking damages, a declaratory judgment and injunctive relief. On January 29, 2024, the court issued an order temporarily restraining the Warehouse Landlord from terminating the Hub Warehouse Agreement or evicting HubCo from the Warehouse until a hearing can be held on HubCo’s request for a permanent injunction. Following certain court-ordered settlement conferences, the parties have reached an agreement in principle that would include the restatement of the Hub Warehouse Agreement as a ground lease; however, the parties continue to negotiate final terms.
Mechanic’s Liens Filed in New York State
Certain contractors, subcontractors, consultants and other suppliers (together, the “lienors”) have filed purported mechanic’s liens against the Company’s interests in certain properties in New York State, under the New York Lien Law, given alleged delays in making payments to those lienors. As at February 29, 2024, there were liens on the Company’s interests in the Rochester Hub property filed by contractors and suppliers to the Company of approximately $67.6 million and filed by subcontractors to the Company’s contractors of approximately $31.4 million, as well as liens on the Company’s interests in the warehouse and administrative building for the Rochester Hub filed by the Warehouse Landlord and contractors to the Company of approximately $5.6 million and filed by contractors to the Warehouse Landlord of approximately $8.6 million. Such liens may restrict the Company’s ability to dispose of its interest in such properties or pledge its interests in such properties as collateral for future financing arrangements while they remain in place. In addition, the lienors may enforce their liens by court action and courts may cause the Company’s interest in the applicable properties to be sold to satisfy such liens. Currently, no legal proceeding is pending to foreclose on any of these liens. The claimed amounts have been reflected in the Company’s accounts payable, as applicable. Management is engaged with the relevant parties to negotiate mutually agreeable payment plans; however, there can be no assurance this process will be successful in its effort to resolve these matters in a timely manner or on terms that are favorable to the Company.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common shares are currently listed on the New York Stock Exchange under the symbol “LICY”.
Holders
As of February 29, 2024, there were 33 registered holders of record of our common shares. Such numbers do not include beneficial owners holding our securities through nominee names.
Dividends
We have not paid any cash dividends on our common shares to date and do not intend to pay cash dividends for the foreseeable future. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements, any future debt agreements and general financial condition. The payment of any cash dividends will be within the discretion of our Board at such time.
Stock Performance Graph
The stock performance graph below compares the cumulative total return provided to shareholders of Li-Cycle Holdings Corp.’s common shares relative to the cumulative total returns of the small-cap Russell 2000® Index and Invesco WilderHill Clean Energy ETF. The graph assumes an initial investment of $100 in Li-Cycle and each index as of August 11, 2021 and reinvestment of any dividends. The performance shown on the graph below is not intended to forecast or be indicative of possible future performance of our common shares.

Comparison of Cumulative Total Return Since Listing

(includes reinvestment of dividends)

$150
$100
$50
$0
RUT
PBW
LICY
Li-Cycle Holdings Corp. (LICY)
Russell 2000 Index (RUT)
Invesco WilderHill Clean Energy ETF (PBW)
8/11/21
12/31/21
12/31/22
12/31/23

1. As of Li-Cycle first trading day closing price on NYSE
2. PBW is the Invesco WilderHill Clean Energy ETF (Fund) and is based on the WilderHill Clean Energy Index (Index). The Index is composed of stocks of companies that are publicly traded in the United States and engaged in the business of advancement of cleaner energy and conservation
3. Li-Cycle is included in both the Russell 2000 and the Invesco WilderHill Clean Energy ETF

Taxation
MATERIAL U.S. FEDERAL INCOME TAX CONSIDERATIONS
The following discussion is a general summary based on present law of certain U.S. federal income tax considerations relevant to U.S. Holders (as defined below) of common shares. This discussion is not a complete description of all tax considerations that may be relevant to a U.S. Holder of common shares; it is not a substitute for tax advice. It applies only to U.S. Holders that will hold common shares as capital assets and use the U.S. dollar as their functional currency. In addition, it does not describe all of the U.S. federal income tax considerations that may be relevant to a U.S. Holder in light of a U.S. Holder’s particular circumstances, including U.S. Holders subject to special rules, such as banks or other financial institutions, insurance companies, tax-exempt entities, dealers, traders in securities that elect to mark-to-market, regulated investment companies, real estate investment trusts, partnerships and other pass-through entities (including S-corporations), U.S. expatriates, persons liable for the alternative minimum tax, persons that directly, indirectly or constructively, own 5% or more of the total combined voting power of the Company’s stock or of the total value of the Company’s equity interests, investors that will hold common shares in connection with a permanent establishment or fixed base outside the United States, or investors that will hold securities as part of a hedge, straddle, conversion, constructive sale or other integrated financial transaction. This summary also does not address U.S. federal taxes other than the income tax (such as estate or gift taxes) or U.S. state and local, or non-U.S. tax laws or considerations. This summary also does not address U.S. federal taxes other than the income tax (such as estate or gift taxes) or U.S. state and local, or non-U.S. tax laws or considerations. This summary also does not address the U.S. federal income tax considerations relevant to the acquisition, holding, disposition or conversion of the KSP Convertible Notes into common shares or the payment of any amount of principal or interest on the KSP Convertible Notes.
As used in this section, “U.S. Holder” means a beneficial owner of common shares that is, for U.S. federal income tax purposes: (i) a citizen or individual resident of the United States, (ii) a corporation, or other entity taxable as a corporation, created or organized in or under the laws of the United States, any state thereof or the District of Columbia, (iii) a trust subject to the control of one or more U.S. persons and the primary supervision of a U.S. court; or (iv) an estate the income of which is subject to U.S. federal income taxation regardless of its source.

The U.S. federal income tax treatment of a partner in a partnership (or other entity or arrangement treated as a partnership for U.S. federal income tax purposes) that holds common shares generally will depend on the status of the partner and the activities of the partnership. Partnerships that hold common shares should consult their own tax advisors regarding the specific U.S. federal income tax consequences to their partners of the partnership’s ownership and disposition of common shares.
U.S. federal income tax considerations for U.S. Holders of common shares
Taxation of dividends and other distributions on our common shares
Subject to the discussion below under “— Passive Foreign Investment Company rules,” the gross amount of any distribution of cash or property (other than certain pro rata distributions of ordinary stock) with respect to common shares will be included in a U.S. Holder’s gross income as ordinary income from foreign sources when actually or constructively received. Dividends will not be eligible for the dividends-received deduction generally available to U.S. corporations. Dividends received from a “qualified foreign corporation” by eligible non-corporate U.S. Holders that satisfy a minimum holding period and certain other requirements generally will be taxed at the preferential rate applicable to qualified dividend income. A non-U.S. corporation is treated as a qualified foreign corporation with respect to dividends it pays on shares that are readily tradable on an established securities market in the United States. U.S. Treasury guidance indicates that shares listed on NYSE will be considered readily tradable on an established securities market in the United States. There can be no assurance, however, that common shares will be considered readily tradable on an established securities market in future years. Non-corporate U.S. holders that do not meet a minimum holding period requirement during which they are not protected from the risk of loss or that elect to treat the dividend income as “investment income” pursuant to Section 163(d)(4) of the Code (dealing with the deduction for investment interest expense) will not be eligible for the reduced rates of taxation regardless of the Company’s status as a qualified foreign corporation. In addition, the rate reduction will not apply to dividends if the recipient of a dividend is obligated to make related payments with respect to the positions in substantially similar or related property. This disallowance applies even if the minimum holding period has been met. The Company will not constitute a qualified foreign corporation for purposes of these rules if it is a passive foreign investment company for the taxable year in which it pays a dividend or for the preceding taxable year. See “— Passive Foreign Investment Company Rules.”
Dividends paid in a currency other than U.S. dollars will be included in income in a U.S. dollar amount based on the exchange rate in effect on the date of receipt, whether or not the currency is converted into U.S. dollars at that time. A U.S. Holder’s tax basis in the non-U.S. currency will equal the U.S. dollar amount included in income. Any gain or loss realized on a subsequent conversion or other disposition of the non-U.S. currency for a different U.S. dollar amount generally will be U.S. source ordinary income or loss. If dividends paid in a currency other than U.S. dollars are converted into U.S. dollars on the day they are received, the U.S. Holder generally will not be required to recognize foreign currency gain or loss in respect of the dividend income.
Subject to certain conditions and limitations, withholding taxes, if any, on dividends paid by the Company may be treated as foreign taxes eligible for credit against a U.S. Holder’s U.S. federal income tax liability under the U.S. foreign tax credit rules. For purposes of calculating the U.S. foreign tax credit, dividends paid on the — common shares will generally be treated as income from sources outside the United States and will generally constitute passive category income. The rules governing the U.S. foreign tax credit are complex. U.S. Holders should consult their tax advisors regarding the availability of the U.S. foreign tax credit under their particular circumstances.
Dividends received by certain non-corporate U.S. Holders generally will be includible in “net investment income” for purposes of the Medicare contribution tax.
Taxation of dispositions of common shares
Subject to the discussion below under “— Passive Foreign Investment Company rules,” a U.S. Holder generally will recognize capital gain or loss on the sale or other disposition of common shares in an amount equal to the difference between the U.S. dollar value of the amount realized and the U.S. Holder’s adjusted tax basis in the disposed common shares. Any gain or loss generally will be treated as arising from U.S. sources and will be long-term capital gain or loss if the U.S. Holder’s holding period exceeds one year. Long-term capital gains of a non-corporate U.S. Holder is generally taxed at preferential rates. Deductions for capital loss are subject to significant limitations.

It is possible that Canada may impose an income tax upon sale of common shares. Because gains generally will be treated as U.S. source gain, as a result of the U.S. foreign tax credit limitation, any Canadian income tax imposed upon capital gains in respect of common shares may not be currently creditable unless a U.S. Holder has other foreign source income for the year in the appropriate U.S. foreign tax credit limitation basket. U.S. Holders should consult their tax advisors regarding the application of Canadian taxes to a disposition of common shares and their ability to credit a Canadian tax against their U.S. federal income tax liability.
Capital gains from the sale or other disposition of common shares received by certain non-corporate U.S. Holders generally will be includible in “net investment income” for purposes of the Medicare contribution tax.
Passive Foreign Investment Company rules
Based on the composition of the Company’s current gross assets and income and the manner in which the Company expects to operate its business in future years, the Company believes that it should not be classified as a passive foreign investment company (a “PFIC”) for U.S. federal income tax purposes for its current taxable year and does not expect to be so classified in the foreseeable future. In general, a non-U.S. corporation will be a PFIC for any taxable year in which, taking into account a pro rata portion of the income and assets of 25% or more owned subsidiaries, either (i) 75% or more of its gross income is passive income, or (ii) 50% or more of the average quarterly value of its assets are assets that produce, or are held for the production of, passive income or which do not produce income. For this purpose, passive income generally includes, among other things and subject to various exceptions, interest, dividends, rents, royalties and gains from the disposition of assets that produce passive income. Whether the Company is a PFIC is a factual determination made annually, and the Company’s status could change depending among other things upon changes in the composition and relative value of its gross receipts and assets. Accordingly, no assurance can be given that the Company will not be a PFIC in the current year or in any future taxable year.
If the Company were a PFIC for any taxable year in which a U.S. Holder holds common shares, such U.S. Holder would be subject to additional taxes on any excess distributions and any gain realized from the sale or other taxable disposition of common shares (including certain pledges) regardless of whether the Company continues to be a PFIC. A U.S. Holder will have an excess distribution to the extent that distributions on common shares during a taxable year exceed 125% of the average amount received during the three preceding taxable years (or, if shorter, the US Holder’s holding period). To compute the tax on excess distributions or any gain, (i) the excess distribution or gain is allocated ratably over the U.S. Holder’s holding period, (ii) the amount allocated to the current taxable year and any year before the Company became a PFIC is taxed as ordinary income in the current year and (iii) the amount allocated to other taxable years is taxed at the highest applicable marginal rate in effect for each year and an interest charge is imposed to recover the deemed benefit from the deferred payment of the tax attributable to each year.
If, as is not expected to be the case, the Company were a PFIC for any taxable year in which a U.S. Holder holds common shares, a U.S. Holder may be able to avoid some of the adverse impacts of the PFIC rules described above by electing to mark common shares to market annually. The election is available only if the common shares are considered “marketable stock,” which generally includes stock that is regularly traded in more than de minimis quantities on a qualifying exchange (which includes NYSE). If a U.S. Holder makes the mark-to-market election, any gain from marking common shares to market or from disposing of them would be ordinary income. Any loss from marking common shares to market would be recognized only to the extent of unreversed gains previously included in income. Loss from marking common shares to market would be ordinary, but loss on disposing of them would be capital loss except to the extent of mark-to-market gains previously included in income. No assurance can be given that the common shares will be traded in sufficient frequency and quantity to be considered “marketable stock.” A valid mark-to-market election cannot be revoked without the consent of the IRS unless the common shares cease to be marketable stock.
As an alternative, if the Company were to be treated as a PFIC, a U.S. Holder may avoid the excess distribution rules described above in respect of common shares by electing to treat the Company (for the first taxable year in which the U.S. Holder owns any common shares) and any lower-tier PFIC (for the first taxable year in which the U.S. Holder is treated as owning an equity interest in such lower-tier PFIC) as a “qualified electing fund” (a “QEF”). If a U.S. Holder makes an effective QEF election with respect to the Company (and any lower-tier PFIC), the U.S. Holder will be required to include in gross income each year, whether or not the Company makes distributions, as capital gains, its pro rata share of the Company’s (and such lower-tier PFIC’s) net capital gains and, as ordinary income, its pro rata share of the Company’s (and such lower-tier PFIC’s) net earnings in excess of its net capital gains. U.S. Holders can make a QEF election only if the Company (and each lower-tier PFIC) provides certain information, including the amount of its ordinary earnings and net capital gains determined under U.S. tax principles. The Company has not determined whether it will provide U.S. Holders with this information if it determines that it is a PFIC.
U.S. Holders of common shares should consult their own tax advisors concerning the Company’s possible PFIC status and the consequences to them if the Company were classified as a PFIC for any taxable year.
Information Reporting and Backup Withholding
Dividends on common shares and proceeds from the sale or other disposition of common shares may be reported to the IRS unless the holder is a corporation or otherwise establishes a basis for exemption. Backup withholding tax may apply to amounts subject to reporting. Any amount withheld may be credited against the holder’s U.S. federal income tax liability subject to certain rules and limitations. U.S. Holders should consult with their own tax advisers regarding the application of the U.S. information reporting and backup withholding rules.
Certain non-corporate U.S. Holders are required to report information with respect to common shares not held through an account with a domestic financial institution to the IRS. U.S. Holders that fail to report required information could become subject to substantial penalties. Prospective investors are encouraged to consult with their own tax advisors about these and any other reporting obligations arising from their investment in common shares.
THE DISCUSSION ABOVE IS A GENERAL SUMMARY. IT DOES NOT COVER ALL TAX MATTERS THAT MAY BE OF IMPORTANCE TO A PARTICULAR U.S. HOLDER. EACH U.S. HOLDER OF COMMON SHARES IS URGED TO CONSULT ITS OWN TAX ADVISOR ABOUT THE TAX CONSEQUENCES TO IT OF OWNING AND DISPOSING OF COMMON SHARES IN LIGHT OF THE U.S. HOLDER’S OWN CIRCUMSTANCES.
CERTAIN CANADIAN FEDERAL INCOME TAX CONSIDERATIONS
The following summary describes the principal Canadian federal income tax considerations under the Income Tax Act (Canada) and the regulations thereunder (collectively, the “Tax Act”), as of the date hereof, that are generally applicable to an investor who acquires as beneficial owner common shares and who, at all relevant times, for the purposes of the Tax Act and any applicable tax treaty or convention: (i) deals at arm’s length with the Company and is not affiliated with the Company; (ii) is not and is not deemed to be resident in Canada; (iii) holds the common shares as capital property; and (iv) does not use or hold, and is not deemed to use or hold, the common shares in connection with, or in the course of carrying on, a business in Canada (a “Non-Canadian Holder”).
Special rules, which are not discussed in this summary, may apply to a Non-Canadian Holder that is an insurer carrying on business in Canada and elsewhere. Such Non-Canadian Holders should consult their own tax advisors.
This summary is based upon the current provisions of the Tax Act in force as of the date hereof and an understanding of the current administrative policies published in writing by the Canada Revenue Agency (“CRA”) prior to the date hereof. This summary also takes into account all specific proposals to amend the Tax Act publicly announced by or on behalf of the Minister of Finance (Canada) prior to the date hereof (the “Proposed Amendments”), and assumes that all Proposed Amendments will be enacted in the form proposed. However, no assurances can be given that the Proposed Amendments will be enacted as proposed, or at all. Except for the Proposed Amendments, this summary does not take into account or anticipate any changes in law or administrative policies, whether by legislative, regulatory, administrative or judicial action or decision, nor does it take into account other federal or any provincial, territorial or foreign tax legislation or considerations, which may be different from those discussed in this summary.
This summary is of a general nature only, is not exhaustive of all possible Canadian federal income tax considerations and is not intended to be, nor should it be construed to be, legal or tax advice to any particular Non-Canadian Holder. Accordingly, Non-Canadian Holders should consult their own tax advisors with respect to their particular circumstances.
Currency
For the purposes of the Tax Act, all amounts expressed in a currency other than Canadian dollars relating to the acquisition, holding or disposition of a common share, including dividends, adjusted cost base and proceeds of disposition, must be determined in Canadian dollars using the relevant rate of exchange required under the Tax Act.

Dividends
Dividends paid or credited, or deemed to be paid or credited, on common shares to a Non-Canadian Holder generally will be subject to Canadian withholding tax. Under the Tax Act, the rate of withholding tax is 25% of the gross amount of such dividends, which rate may be subject to reduction under the provisions of an applicable income tax treaty or convention. A Non-Canadian Holder who is resident in the United States for the purposes of the Canada-United States Tax Convention, fully entitled to the benefits of such convention and the beneficial owner of the dividends, will generally be subject to Canadian withholding tax at a rate of 15% of the gross amount of such dividends.
Disposition of common shares
A Non-Canadian Holder who disposes or is deemed to dispose of a common share in a taxation year will not be subject to tax in Canada, unless the common share is, or is deemed to be, ‘‘taxable Canadian property’’ to the Non-Canadian Holder at the time of disposition and the Non-Canadian Holder is not entitled to relief under an applicable income tax treaty or convention between Canada and the country in which the Non-Canadian Holder is resident.
Provided the common shares are listed on a “designated stock exchange”, as defined in the Tax Act (which currently includes the NYSE), at the time of disposition, the common shares generally will not constitute taxable Canadian property of a Non-Canadian Holder at that time, unless at any time during the 60 month period immediately preceding the disposition the following two conditions are met concurrently: (i) one or any combination of (a) the Non-Canadian Holder, (b) persons with whom the Non-Canadian Holder did not deal at arm’s length, and (c) partnerships in which the Non-Canadian Holder or a person described in (b) holds a membership interest directly or indirectly through one or more partnerships owned 25% or more of the issued shares of any class or series of shares of the Company; and (ii) more than 50% of the fair market value of the common shares was derived directly or indirectly from one or any combination of (a) real or immovable property situated in Canada, (b) “Canadian resource property” (as defined in the Tax Act), (c) “timber resource property” (as defined in the Tax Act), or (d) an option in respect of, an interest in, or for civil law rights in, property described in any of (a) through (c), whether or not such property exists.
Notwithstanding the foregoing, a common share may otherwise be deemed to be taxable Canadian property to a Non-Canadian Holder for purposes of the Tax Act in certain limited circumstances.
Non-Canadian Holders who dispose of common shares that are taxable Canadian property should consult their own tax advisors with respect to the requirement to file a Canadian income tax return in respect of the disposition in their particular circumstances.
Unregistered Sales of Equity Securities and Use of Proceeds
Each of the following issuances was made in a transaction not involving a public offering pursuant to an exemption from the registration requirements of the Securities Act in reliance upon Section 4(a)(2) or Regulation D of the Securities Act.
PIPE Financing
On February 15, 2021, contemporaneously with the execution of the Business Combination Agreement, Subscription Agreements were entered into by and among each PIPE Investor, Peridot, and NewCo, pursuant to which the PIPE Investors agreed to subscribe for and purchase, and Peridot and NewCo agreed for the Company to issue and sell to such PIPE Investors, immediately prior to closing of the Business Combination, an aggregate of 31,549,000 common shares for a purchase price of $10.00 per share for aggregate proceeds of $315,490,000 in the PIPE Financing. The PIPE Financing closed on August 10, 2021.
KSP Convertible Notes
On September 29, 2021, the Company issued the KSP Convertible Note to Spring Creek Capital, LLC (an affiliate of Koch Strategic Platforms, LLC, being a subsidiary of Koch Investments Group) for a principal amount of $100.0 million to Spring Creek Capital, LLC. Interest on the KSP Convertible Note is payable semi-annually, and Li-Cycle is permitted to pay interest on the KSP Convertible Note in cash or by payment in-kind (“PIK”), at its election. The PIK election results in the issuance of a new note under the same terms as the KSP Convertible Note, issued in lieu of interest payments with an issuance date on the applicable interest date. The Company has elected to pay interest by PIK since the first interest payment date on the KSP Convertible Note of December 31, 2021. The KSP Convertible Note and the PIK notes issued thereunder are referred to collectively as the “KSP Convertible Notes”, and as at December 31, 2023, comprised the following:

Note	Date Issued	Amount Issued
KSP Convertible Note	September 29, 2021	$100.0
PIK Note	December 31, 2021	1.8
PIK Note	June 30, 2022	4.1
PIK Note	December 31, 2022	4.3
PIK Note	June 30, 2023	4.4
PIK Note	December 31, 2023	4.7
Total		$119.3
On May 1, 2022, Spring Creek Capital, LLC assigned the KSP Convertible Note and the PIK note outstanding at that time to an affiliate, Wood River Capital, LLC. The principal and accrued interest owing under the KSP Convertible Notes may be converted at any time by the holder into the Company’s common shares, at a per share price equal to $13.43 (the “Conversion Price”). If the closing price per share of the Company’s common shares on the New York Stock Exchange is above $17.46 for 20 consecutive trading days, then the Company may elect to convert the principal and accrued interest owing under the KSP Convertible Notes, plus a make-whole amount equal to the undiscounted interest payments that would have otherwise been payable through maturity (the “Make-Whole Amount”) into the Company’s common shares at the Conversion Price.
For more information about the KSP Convertible Notes, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt Obligations—KSP Convertible Notes”.
Glencore Convertible Notes
On May 31, 2022, the Company issued the Glencore Convertible Note for a principal amount of $200.0 million to Glencore Ltd. Interest on the Glencore Convertible Note is payable on a semi-annual basis, either in cash or by PIK, at the Company’s option. The Company has elected to pay interest by PIK since the first interest payment date on the Glencore Convertible Note of November 30, 2022. The Glencore Convertible Note and the PIK notes issued thereunder are referred to collectively as the “Glencore Convertible Notes”, and as at December 31, 2023, comprised the following:

Note	Date Issued	Amount Issued
Glencore Convertible Note	May 31, 2022	$200.0
PIK Note	November 30, 2022	8.1
PIK Note	May 31, 2023	8.4
PIK Note	November 30, 2023	8.8
Total		$225.3
The principal and accrued interest owing under the Glencore Convertible Notes may be converted at any time by the holder into the Company’s common shares at a per share price equal to $9.95 (the “Conversion Price”), subject to adjustments.
For more information about the Glencore Convertible Notes, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt Obligations—Glencore Convertible Notes”.
LG Subscription
On May 11, 2022, the Company completed the issuance to LGES and LGC of (i) an initial tranche of 4,416,960 common shares, in the aggregate, at a price of $10.00 per share, for an aggregate initial tranche subscription price of approximately $44.2 million, and (ii) a second tranche of 883,392 common shares, in the aggregate, at a price of $6.60 per share (based on the volume-weighted average trading price of the Company’s common shares for the 5-trading days ending immediately prior to April 29, 2022), for an aggregate second tranche subscription price of approximately $5.8 million.

Repurchases of Equity Securities by the Issuer and Affiliated Purchasers
There were no issuer repurchases of equity securities for the year ended December 31, 2023.
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition and results of operations (“MD&A”) is dated March 15, 2024 and provides information which the management of Li-Cycle Holdings Corp. (the “Company” or “Li-Cycle”) believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of Li-Cycle for the year ended December 31, 2023, the two-month transition period ended December 31, 2022, and the years ended October 31, 2022 and 2021. The following MD&A should be read together with the annual consolidated financial statements included in Item 8 of this Annual Report on Form 10-K (the “Consolidated Financial Statements”).
In addition to historical financial information, this MD&A contains forward-looking statements based upon current expectations about the Company's financial condition, results of operations, and industry that involve risks, uncertainties and assumptions. For more information about forward-looking statements, refer to the section in this Annual Report on Form 10-K titled “Cautionary Note Regarding Forward-Looking Statements”. Actual results and timing of selected events may differ materially from those anticipated by these forward-looking statements as a result of various factors, including those set forth in the section of this Annual Report on Form 10-K titled “Item 1A. Risk Factors”, and in the section titled “—Key Factors Affecting Li-Cycle’s Performance” below and elsewhere in this Annual Report on Form 10-K. The risk factors in this Annual Report on Form 10-K in the section titled “Item 1A. Risk Factors” should be carefully read to gain an understanding of the important factors that could cause actual results to differ materially from the Company's forward-looking statements.
The Company previously qualified as a “foreign private issuer” under applicable U.S. securities laws and on January 1, 2024, became subject to the rules and regulations of the SEC applicable to U.S. domestic issuers, including the requirement to report its financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). As a result, Li-Cycle’s annual consolidated financial statements for the years ended December 31, 2023, October 31, 2022 and October 31, 2021 and consolidated financial statements for the two-month period ended December 31, 2022, in each case included in this Annual Report on Form 10-K, have been prepared in accordance with U.S. GAAP. All amounts are in U.S. dollars except as otherwise indicated.
Certain figures, such as interest rates and other percentages included in this MD&A, have been rounded for ease of presentation. Percentage figures included in this MD&A have in all cases been calculated on the basis of the amounts prior to rounding. For this reason, percentage amounts in this MD&A may vary slightly from those obtained by performing the same calculations using the figures in Li-Cycle’s financial statements or in the associated text. Certain other amounts that appear in this MD&A may similarly not sum due to rounding.
Company Overview
Li-Cycle (NYSE: LICY) is a leading global LIB resource recovery company. Established in 2016, and with major customers and partners around the world, Li-Cycle's mission is to recover critical battery-grade materials to create a domestic closed-loop battery supply chain for a clean energy future. The Company’s proprietary “Spoke & Hub” recycling and resource recovery process is designed (a) at its Spokes, or pre-processing facilities, to process battery manufacturing scrap and end-of-life batteries to produce “black mass”, a powder-like substance which contains a number of valuable metals, and other intermediate products, and (b) at its future Hubs, or post-processing facilities, to process black mass to produce critical materials for the lithium-ion battery supply chain, including lithium carbonate. At its Spokes, the Company produces certain other products analogous to black mass that have a similar metal content, and, as a result, the Company tracks its production using a unit of measure called Black Mass & Equivalents or BM&E.
As at December 31, 2023, Li-Cycle had four operational Spokes in North America and Europe, which were located in Rochester, New York (the “New York Spoke”), Gilbert, Arizona (the “Arizona Spoke”), Tuscaloosa, Alabama (the “Alabama Spoke”) and Magdeburg, Germany (the “Germany Spoke”), and was evaluating the continued development of its first commercial-scale Hub in Rochester, New York (the “Rochester Hub”).

Recent Liquidity Developments
On October 23, 2023, the Company announced that it was pausing construction work on its Rochester Hub, due to escalating construction costs, pending completion of a comprehensive review of the project, including an evaluation of the go-forward phasing of its scope and budget, including construction strategy. Refer to the section entitled “—Update on Business Outlook and Strategy” below and the risk factor “The development of Li-Cycle’s Rochester Hub, Spoke network and other future projects is subject to risks, including with respect to financing, engineering, permitting, procurement, construction, commissioning and ramp-up, and Li-Cycle cannot guarantee that these projects will be resumed, completed in a timely manner or at all, that their costs will not be significantly higher than estimated, that financing will be sufficient to cover costs or escalated costs, or that the completed projects will meet expectations with respect to their productivity or the specifications of their respective end products, among others” in the section of this Annual Report on Form 10-K titled “Item 1A. Risk Factors—Risks Relating to Li-Cycle's Business” for additional details. Promptly following the October 23, 2023 announcement, and in connection with the comprehensive review of the go-forward strategy of the Rochester Hub project, the Board of Directors (the “Board”) established a Special Committee comprised of certain independent directors (the “Special Committee”) to, among other things, (1) oversee and supervise a strategic review of all or any of the Company’s operations and capital projects including its sales, general and administration functions, and (2) consider financing and other strategic alternatives.
The Special Committee selected Moelis & Company LLC (“Moelis”) and other advisors to assist with exploring financing options to increase the liquidity of Li-Cycle and evaluating financing and other strategic alternatives, as well as to assist the Company with managing short-term liquidity and implementing liquidity generating initiatives. See the section titled “—Key Factors Affecting Li-Cycle's Performance—Financial Condition and Capital Requirements” below for additional details.
On November 1, 2023, the Company initiated the implementation of a cash preservation plan (the "Cash Preservation Plan"), including reducing staffing in its corporate support functions on an ongoing basis, as needed, pausing production at its Ontario Spoke and implementing a plan to manage lower levels of BM&E production and otherwise slow down operations at its remaining operating Spoke locations. The Company expects to continue to pause or slow down operations at its operational Spokes in North America. The Cash Preservation Plan also involves reviewing existing plans for bringing on additional Spoke capacity and taking other steps to preserve the Company’s available cash while pursuing funding alternatives for the Company and continuing to review the go-forward strategy for the Rochester Hub project. Refer to the sections titled “—Update on Business Outlook and Strategy” and “—Liquidity and Capital Resources” below for further discussion.
Until 2020, Li-Cycle was a development stage company with no commercial revenues. To date, Li-Cycle has financed its operations primarily through proceeds received in connection with: (i) the business combination it completed with Peridot Acquisition Corp. on August 10, 2021 (the “Business Combination”); (ii) the concurrent $315.5 million private placement of common shares (the “PIPE Financing”); and (iii) private placements of other Li-Cycle securities (including convertible notes and common shares).
The Company has evaluated whether there are conditions and events, considered in the aggregate and including the ones mentioned above, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the Consolidated Financial Statements are issued. Based on its recurring losses from operations since inception and continued cash outflows from operating activities, including funding capital commitments related to the Rochester Hub (all as described below), the Company has concluded that there is substantial doubt about its ability to continue as a going concern for a period of one year from the date that the Consolidated Financial Statements are issued. Refer to the section titled “—Liquidity and Capital Resources” below for definitions and additional details.
On March 11, 2024, the Company entered into an agreement (the "Glencore Senior Secured Convertible Note Purchase Agreement") to issue a senior secured convertible note in an aggregate principal amount of $75.0 million to an affiliate of Glencore plc (the “Glencore Senior Secured Convertible Note”). The issuance and sale of the Glencore Senior Secured Convertible Note is subject to customary closing conditions and the expiration of the ten-day period for required notice to shareholders informing them of the Company’s reliance on the NYSE financial viability exception to the NYSE’s shareholder approval policy, and is expected to close on or about March 25, 2024.
The Glencore Senior Secured Convertible Note may result in a change of control of the Company, depending on certain future events including in the event the Company elects to pay interest in-kind and/or if the Glencore Convertible Notes are amended and restated as contemplated by the Glencore Senior Secured Convertible Note Purchase Agreement. Assuming the conversion of the Glencore Convertible Notes and the Glencore Senior Secured Convertible Note in full on March 25, 2024, the expected issue date of the Glencore Senior Secured Convertible Note, Glencore and its affiliates would beneficially own approximately 47.8% of the common shares on an as-converted basis (based on the total number of outstanding common shares as of February 29, 2024). The Glencore Senior Secured Convertible Note will also contain a minimum liquidity covenant that will require us to maintain a minimum amount of liquidity to be set at $10.0 million, to be tested monthly. In addition, the Glencore Senior Secured Convertible Note will also contain a capital expenditure covenant that restricts our ability to make capital expenditures in excess of $2.0 million in any transaction or series of related transactions, subject to certain exceptions.
Upon closing of the issuance of the Glencore Senior Secured Convertible Note, Glencore and the Company will amend and restate the terms of the Glencore Convertible Notes, in two tranches (and such resulting two tranches of the amended and restated Glencore Convertible Notes, the “A&R Glencore Convertible Notes”).
In connection with the closing of the Glencore Senior Secured Convertible Note, the Company will also enter into a side letter agreement, in which it will grant to Glencore the right to nominate two additional directors (the “Glencore Nominees”) to the Board, for a total of three nominees, with the first additional nominee to be identified by Glencore and (subject to customary approvals by the Company) proposed for election at the Company’s annual general meeting of shareholders to be held in 2024 and the second additional nominee to be proposed (subject to customary approvals by the Company) for election at the Company’s annual general meeting of shareholders to be held in 2025 or, if earlier, upon the occurrence of a vacancy on the Board, subject to the Company and Glencore mutually agreeing on such second nominee. Both additional Glencore Nominees are not to be related parties of Glencore and its affiliates and are to be independent under applicable Ontario securities laws, as well as SEC and NYSE rules. Both additional nominees will be entitled to payment and indemnification consistent with other non-employee directors and will be eligible for appointment to the committees of the Board. Glencore will agree to cause the Glencore nominated directors to recuse themselves from any meeting, decision or discussion relating to the transaction or related matters.
Refer to the section titled “—Liquidity and Capital Resources” below for definitions and additional details.
Comparability of Financial Information
Li-Cycle’s future results of operations and financial position may not be comparable to historical results as a result of the Business Combination, the pause in construction of the Rochester Hub and the Cash Preservation Plan. Refer to the sections titled “—Update on Business Outlook and Strategy”, “—Key Factors Affecting Li-Cycle’s Performance—Financial Condition and Capital Requirements” and “—Liquidity and Capital Resources” below for further discussion.
Li-Cycle included certain projected financial information in the proxy statement/prospectus on Form F-4 dated July 15, 2021 and filed with the U.S. Securities and Exchange Commission (the “SEC”) in connection with the Business Combination (as amended, the “Proxy/Registration Statement”), which information was also incorporated by reference in Li-Cycle’s non-offering final prospectus dated August 10, 2021 filed with the Ontario Securities Commission (the “Canadian Prospectus”) and Shell Company Report on Form 20-F filed with the SEC.
Following the date of the effectiveness of the Proxy/Registration Statement and the date of the Canadian Prospectus, in order to meet changes in forecasted demand for LIB recycling, the Company decided to increase and accelerate its investment in the build-out of its recycling capacity in North America and Europe. For example, the Company opened the Arizona Spoke, the Alabama Spoke and the Germany Spoke, and announced the development of other Spoke projects, changing the Company’s previous plans and projections. Li-Cycle also announced the increase of expected processing capacity and development costs at its Rochester Hub, announced plans for a new European Hub, and did not proceed with the developments of Spokes or Hubs in the Asia/Pacific region. As disclosed above, in the fourth quarter of 2023, the Company announced the pause in construction of the Rochester Hub project, commenced a project review and implemented the Cash Preservation Plan. Refer to the sections titled “—Recent Liquidity Developments” and “—Update on Business Outlook and Strategy” for additional details.
As a result of these and other developments, the assumptions underlying the projected financial information included in the Proxy/Registration Statement and the Canadian Prospectus, including a number of assumptions regarding capital expenditures and the timing of the roll-out of new operational facilities, no longer reflect a reasonable basis on which to project the Company’s future results, and therefore those projections should not be relied on as indicative of future results. The Company’s actual results could differ substantially from the projected financial information contained in the Proxy/Registration Statement and the Canadian Prospectus.
Update on Business Outlook and Strategy
As discussed above, on October 23, 2023, the Company announced that it was pausing construction work on its Rochester Hub project, pending completion of a comprehensive review of the go-forward strategy for the project. The initial plan for the Rochester Hub was to process black mass to produce battery grade materials, including lithium carbonate, nickel sulphate and cobalt sulphate. The pause in construction was due to escalating costs and the expectation that aggregate costs to complete the existing scope of the project would exceed the previously disclosed budget of $560.0 million. Prior to the construction pause, commissioning of the Rochester Hub project had been expected to commence in late 2023.
The Company has undertaken a comprehensive review of escalating costs associated with the Rochester Hub project. The findings indicate that the escalating costs were related to, among other items, direct and indirect construction costs associated with the installation of mechanical equipment, piping, structural steel, electrical wiring and cabling, and instrumentation devices. In addition, labor costs were impacted by a labor rate escalation across all construction trades due to competition for construction resources from other large construction projects. Furthermore, the Company experienced delays in planned project financing and challenges in closing its anticipated building leasing arrangements for the process buildings and warehouse for the Rochester Hub, due to complexities in bringing them together with the planned project financing, which also resulted in increased costs. As a result, the Company funded the construction costs of the process buildings and warehouse from cash on hand, leading to lower than planned cash balances.
As part of the comprehensive review, the Company is examining the scope, expected capital cost, financing, timing of completion and go-forward construction strategy options for the Rochester Hub project. The Company has been conducting an internal technical and economic review of the Rochester Hub project to assess a possible change in the project development strategy. In November 2023, the Company considered a phased approach to the Rochester Hub project, which included an option to produce intermediate battery metal products such as mixed hydroxide precipitate (“MHP”), containing nickel, cobalt, and manganese. Based on its internal analysis following the pause in construction work on the Rochester Hub, which was subject to a number of assumptions, the Company estimated at the time that the revised project costs could be in the range of approximately $850.0 million to approximately $1.0 billion depending on the scope of the Rochester Hub project selected. This estimated range included the cost of the process buildings and warehouse for the Rochester Hub of approximately $140.0 million, which were previously the subject of the anticipated building leasing arrangements noted above which the Company is no longer pursuing.
The Company has since focused its technical review on constructing, commissioning, and operating only those process areas needed to produce two key products: lithium carbonate and MHP (the “MHP scope”). The construction, commissioning and operating costs for process areas associated with production of nickel sulphate and cobalt sulphate, as originally planned for the Rochester Hub, have not been included in the internal technical review and there are no current plans that include production of nickel sulphate and cobalt sulphate. However, the areas dedicated to the production of nickel sulphate and cobalt sulphate would be left intact under the MHP scope, to allow for the potential construction, completion, and integration of these areas in the future, although no such plans are contemplated at this time. The Company’s technical review confirmed the technical viability of the MHP process and allows the project to proceed on a schedule aligned with the Company's current expectations regarding the timing and evolution of the battery recycling and EV markets, subject to obtaining required permits, regulatory approvals, if needed and additional financing. The Company is continuing to develop a more detailed analysis of the MHP scope, and it is developing its financing strategy in line with the revised MHP scope. The Company will require significant additional funding before restarting the Rochester Hub project, on the basis of the MHP scope or otherwise.
As part of the internal technical review, the Company has conducted an engineering study internally to assess the cost to complete (“CTC”) the Rochester Hub project under the MHP scope. The Company's current estimate of the CTC is approximately $508.0 million, including $115.0 million of costs incurred but not yet paid as of December 31, 2023. Taking into account total cash spend of $452.2 million as of December 31, 2023, the revised estimated project cost of the Rochester Hub project is approximately $960.2 million for the MHP scope. The increase in estimated project costs as compared to the prior range of approximately $850.0 million to approximately $1.0 billion that included the expected production of nickel sulphate and cobalt sulphate from November 2023 is primarily due to further refinement of the methodology used for estimating the project cost based on an MHP scope and the cost required to complete the MHP project. If in the future the Company decides to shift to a project scope that includes the production of nickel sulphate and cobalt sulphate, or any other changes to the MHP scope, then the estimated project costs would be higher. However, the Company currently has not completed and does not have plans to complete an evaluation of estimated project costs for such a project scope at this time.
The CTC estimate for the MHP scope is based solely upon the internal technical review, is subject to a number of assumptions, including refining detailed engineering, procurement, construction activities engineering, procurement and construction activities, including the cost of labor and is likely to change as the Company continues to complete its comprehensive review work, including re-engaging and re-bidding construction subcontracts. In addition to the CTC, the

Company will incur costs during the construction pause between October 23, 2023 to the potential project re-start date, which the Company expects to fund with current cash and required additional interim funding. The Company will also incur other costs such as working capital, commissioning and ramp-up costs and financing costs which will be included in the full funding solution. The Company is actively exploring financing options focused on addressing the Company’s immediate liquidity needs. Refer to the sections titled “—Recent Liquidity Developments” and “—Liquidity and Capital Resources” for further discussion.
As at December 31, 2023, the Company has incurred total costs of $567.2 million on the project, comprised of total cash spend of $452.2 million and costs incurred but not yet paid of $115.0 million. Total costs incurred also includes the contribution for the construction of process buildings and warehouse of $96.7 million. In addition, certain contractors, subcontractors, consultants and suppliers (together, the “lienors”) have filed purported mechanic’s liens against the Company’s interests in certain properties in New York State, under New York Lien Law, given alleged delays in making payments to those lienors. See “Item 1A. Risk Factors—Risks Relating to Li-Cycle’s Business—The development of Li-Cycle’s Rochester Hub, Spoke network and other future projects is subject to risks, including with respect to financing, engineering, permitting, procurement, construction, commissioning and ramp-up, and Li-Cycle cannot guarantee that these projects will be resumed, completed in a timely manner or at all, that their costs will not be significantly higher than estimated, that financing will be sufficient to cover costs or escalated costs, or that the completed projects will meet expectations with respect to their productivity or the specifications of their respective end products, among others” in this Annual Report on Form 10-K.
In view of the pause in construction of the Rochester Hub project, the Company has slowed operations at its North American and European Spokes by pausing operations at the Ontario Spoke and slowing operations at its New York, Arizona and Alabama Spokes on an ongoing basis, as it continues to review the timing and BM&E needs of the Rochester Hub. The Company expects to continue to pause or slow down operations at its operational Spokes in North America. The Company is also re-evaluating its strategy for bringing on additional Spoke and Hub capacity in the near-term, specifically:
•Germany Spoke (Expansion Deferred): Line 1 capacity of 10,000 tonnes per year was operationalized in August 2023. The Company had previously announced that Line 2 capacity of 10,000 tonnes per year and ancillary capacity of 10,000 tonnes per year were expected to be built by the end of 2023. These plans have been deferred to 2024.
•France Spoke (Project Paused): The Company had expected to start constructing the France Spoke in 2023 and to commence operations in 2024. This Generation 3 Spoke was expected to have a main line recycling capacity of 10,000 tonnes per year, with optionality to expand to up to 25,000 tonnes per year. The timing of this Spoke is under review as part of the go-forward strategy.
•Norway Spoke (Project Paused): The Company had expected to use its leased facility in Norway initially as a warehouse to support the Germany Spoke operations and then start Spoke operations there in 2024. These plans and the timing of the Norway Spoke are being re-evaluated as part of the go-forward strategy.
•Ontario Spoke (Operations Paused): The Company had planned on replacing the existing Ontario Spoke in 2023 with an expanded Generation 3 Spoke and warehouse facility. The replacement plans for this Spoke have been postponed indefinitely as part of the go-forward strategy.
•Other Spoke Development Projects (Project Paused): The Company had previously disclosed that it was undertaking a site selection process for a potential new Spoke in Hungary. These plans have been suspended and will be reviewed as part of the go-forward strategy.
•Planned Portovesme Hub Project (Project Paused): In May 2023, the Company announced it had signed a letter of intent with Glencore International AG, a wholly owned subsidiary of Glencore plc (“Glencore”), to jointly study the feasibility of, and later, develop a Hub facility in Portovesme, Italy (the “Planned Portovesme Hub”) to produce critical battery materials. The Planned Portovesme Hub would repurpose part of the existing Glencore metallurgical complex, which would enable what we expect would be a cost-efficient and expedited development plan. Work on the definitive feasibility study (“DFS”) for the Planned Portovesme Hub project has been paused and the project is currently under review with Glencore as well as with the Company as part of the go-forward strategy.
As previously announced, the Company entered into a conditional commitment with the DOE Loan Programs Office for a loan for gross proceeds of up to $375.0 million through the DOE’s Advanced Technology Vehicles Manufacturing program. Subsequent to the announcement of the pause in construction of the Rochester Hub, the Company has continued to work closely with the DOE on the conditional commitment for a loan. As part of this process, the Company and the DOE are focused on reviewing the potential MHP scope as well as key financial, technical and legal work streams. There can be no assurances that the process, as outlined above, will not affect the amount of the DOE Loan commitment, the amount of the additional financing required by the Company to fund a required base equity commitment in order to draw down on the DOE Loan, the amount of deductions from any potential DOE Loan proceeds, such as capitalized interest and other items, the conditions to drawing on the DOE Loan, other potential terms of the DOE Loan or that the DOE Loan will close and the Company will receive any funding. There are no assurances that the closing of the DOE Loan will yield the maximum amount of expected gross proceeds, and furthermore, that any financing would be sufficient to complete the Rochester Hub.
Cash Preservation Plan
On November 1, 2023, the Company initiated the implementation of the Cash Preservation Plan while the Company explores strategic alternatives as well as financing options to increase the liquidity of Li-Cycle. As a result of this plan, the Company took steps to significantly reduce its workforce, slowed operations at its North American and European Spoke network, including a pause in production at its Ontario Spoke, and reduced other non-operational spending. Together, these steps resulted in cash savings on payroll costs of approximately $1.0 million and incurred severance costs of approximately $1.9 million in the fourth quarter of 2023. Following these initial steps, the Company continues to assess further cost reduction opportunities including further downsizing in operations. Based on our go-forward strategic objectives and the Cash Preservation Plan, we expect to further right-size and right-shape our organization, including taking additional steps in the near term to significantly reduce the workforce and we continue to evaluate other measures to reduce costs and expects the results from the Cash Preservation Plan to deliver lower cash flows used in operating activities. Refer to the section titled “—Liquidity and Capital Resources” below for further discussion.
Certain payments to contractors and suppliers of the Company have been delayed as a result of the Cash Preservation Plan and management has actively engaged with contractors and suppliers to the Rochester Hub project to negotiate mutually agreeable payment plans. In addition, certain contractors, subcontractors, consultants and other suppliers (together, the “lienors”) have filed purported mechanic’s liens against the Company’s interests in certain properties in New York State, under New York Lien Law, given alleged delays in making payments to those lienors. See “Item 1A. Risk Factors—Risks Relating to Li-Cycle’s Business—The development of Li-Cycle’s Rochester Hub, Spoke network and other future projects is subject to risks, including with respect to financing, engineering, permitting, procurement, construction, commissioning and ramp-up, and Li-Cycle cannot guarantee that these projects will be resumed, completed in a timely manner or at all, that their costs will not be significantly higher than estimated, that financing will be sufficient to cover costs or escalated costs, or that the completed projects will meet expectations with respect to their productivity or the specifications of their respective end products, among others” in this Annual Report on Form 10-K.
Key Factors Affecting Li-Cycle’s Performance
The Company believes that its performance and future success is dependent on multiple factors that present significant opportunities for Li-Cycle, but also pose significant risks and challenges, including those discussed below and in the section of this Annual Report on Form 10-K titled “Item 1A. Risk Factors”.
Financing Options and Strategic Alternatives
In light of Li-Cycle's liquidity position and anticipated funding requirements, the Special Committee engaged Moelis to assist with exploring financing options and strategic alternatives. There can be no assurance that Li-Cycle will be successful in closing the Glencore Senior Secured Convertible Note investment or identifying and implementing any further financing option or strategic alternative. The Company will require a significant amount of financing in addition to the Glencore Senior Secured Convertible Note in order to meet its funding needs. The process of evaluating these options is costly, time-consuming and complex. Li-Cycle has incurred, and may in the future incur, significant costs related to this evaluation, as well as additional unanticipated expenses. A considerable portion of these costs have been and will continue to be incurred regardless of whether any such course of action is implemented, or any transaction is completed, including with respect to the Glencore Senior Secured Convertible Note investment. Any such costs will decrease the remaining cash available for use in Li-Cycle’s business. Any delays in this process will cause Li-Cycle’s cash balance to continue to deplete, which could make it less attractive as a counterparty. The continued review of Li-Cycle’s options may also create continued uncertainty for its employees, including as a result of the past and future reductions in workforce, including additional steps that the Company expects to take in the near-term to significantly reduce the workforce based on our go-forward strategic objectives and the Cash Preservation Plan to right-size and right-shape our organization and this uncertainty may adversely affect its ability to retain key employees necessary to maintain its ongoing operations or to execute any potential financing or a strategic transaction. In addition, a strategic alternative process can require a significant amount of management and other employee’s time and focus, which diverts attention from operating the business. The failure to achieve some or all of the expected benefits of the financing options and strategic alternatives review, could have a material adverse effect on Li-Cycle's competitive position, business, results of operations, financial condition and cash flows. Further, the market capitalization of Li-Cycle has sharply declined since the announcement of the construction pause on the Rochester Hub project on October 23, 2023. As a result, there is a risk that minimal or no value will be assessed on Li-Cycle’s assets by potential counterparties, and that Li-Cycle may not be able to complete any transaction before its cash position is reduced such that it will need to terminate operations or dissolve and liquidate its assets under applicable bankruptcy laws or otherwise.
Any financing or other strategic transaction that Li-Cycle may consummate in the future could harm the business, operating results and financial condition and there can be no assurances that any financing or strategic transaction, including the closing of the Glencore Senior Secured Convertible Note investment, will lead to increased shareholder value or achieve any of the anticipated results. If Li-Cycle is successful in completing any financing or other strategic alternative, including the expected issuance of the Glencore Senior Secured Convertible Note, it may still be subject to other operational and financial risks, including but not limited to, increased near-term and long-term expenditures; higher than expected financing or other strategic transaction costs; the incurrence of substantial debt or dilutive issuances of equity securities to fund future operations; write-downs of assets; impairment of relationships with key suppliers or customers due to changes in structure, management or ownership; the inability to retain key employees; and the cost of litigation. Furthermore, any additional financing may be insufficient to provide liquidity for ongoing operations, fund the Company’s future growth or capital projects, including the Rochester Hub or otherwise satisfy any of the Company’s funding needs, and additional financing may have restrictive covenants that significantly limit the Company’s operating and financial flexibility or its ability to obtain future financing.
See the risk factors entitled “Li-Cycle has a history of losses and expects to incur significant expenses for the foreseeable future and may never achieve or sustain profitability,” “There is substantial doubt about Li-Cycle’s ability to continue as a going concern” and “There can be no assurance that the Cash Preservation Plan or the efforts to pursue financing options or strategic alternatives will achieve any of the intended results” in the section of this Annual Report on Form 10-K titled “Item 1A. Risk Factors—Risks Relating to Li-Cycle’s Business” for additional details.
Development and Growth Projects
Most of our development and growth projects are currently paused. However, any development and growth projects that Li-Cycle undertook in the past and may undertake in the future have been and may continue to be subject to execution and capital cost risks, including, but not limited to, risks relating to regulatory approvals; financing and availability of financing; cost escalations; cash flow constraints; construction delays; supply chain constraints; skilled labor and capital constraints; mechanics and other liens; cost reduction plans and strategic reviews. Li-Cycle has experienced escalating costs for the Rochester Hub project, which resulted in pausing construction work on its Rochester Hub project since October 2023, pending completion of a comprehensive review of the go-forward strategy for the project. The occurrence of these risks has had a material and adverse impact on Li-Cycle, its liquidity and financial condition, its ability to operate, its workforce and its cash flows.
Financial Condition and Capital Requirements
Li-Cycle incurred a net loss of $138.0 million for the year ended December 31, 2023, a net income of $1.6 million for the two months ended December 31, 2022, and net losses of $50.3 million for the year ended October 31, 2022, and a loss of $70.5 million for the year ended October 31, 2021. Li-Cycle expects to incur net losses in the future and may never achieve or sustain profitability. Net losses have had, and will continue to have, an adverse effect on working capital, total assets and shareholders’ equity. We have determined under ASC 205 – Presentation of financial statements, that there is a substantial doubt regarding Li-Cycle’s ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to obtain the necessary financing to meet our obligations and repay our liabilities arising from the ordinary course of business operations when they become due. In addition, Li-Cycle’s lithium-ion battery recycling operations are capital-intensive. While we have implemented the Cash Preservation Plan in order to reduce expenses and slow cash outflows and have been evaluating financing and strategic alternatives, the outcome of these initiatives cannot be predicted with any certainty at this time. There are no assurances that Li-Cycle will be able to address its liquidity needs, including by raising sufficient capital when needed and may therefore need to significantly modify or terminate operations or dissolve and liquidate its assets under applicable bankruptcy laws or otherwise.
As a result of the numerous risks and uncertainties associated with the current status of Li-Cycle’s business, even if Li-Cycle is able to address its liquidity needs, Li-Cycle is unable to predict if it will become profitable or maintain profitability. For additional risks, see the risk factor titled “Li-Cycle has a history of losses and expects to incur significant expenses for the foreseeable future and may never achieve or sustain profitability” in the section of this Annual Report on Form 10-K titled “Item 1A. Risk Factors”. Li-Cycle’s inability to achieve, and then maintain, profitability would negatively impact its business, financial condition, results of operations, and cash flows.
The Company’s ability to satisfy claims of all its creditors in full is uncertain. Current assets were $149.0 million and current liabilities were $156.7 million as of December 31, 2023. Additional losses have been incurred since December 31, 2023 and Li-Cycle expects to incur additional expenses in connection with any future financing or strategic alternative transaction or process and site maintenance costs at the Rochester Hub and general business operations. The Company will incur costs during the construction pause on the Rochester Hub between October 23, 2023 to the potential project re-start date, which the Company expects to fund with current cash and required additional interim funding. In addition, certain payments to contractors and suppliers of the Company have been delayed as a result of the Cash Preservation Plan and management has actively engaged with contractors and suppliers to the Rochester Hub project to negotiate mutually agreeable payment plans. Certain contractors, subcontractors, consultants and suppliers (together, the “lienors”) have also filed purported mechanic’s liens against the Company’s interests in certain properties in New York State, under New York Lien Law, given alleged delays in making payments to those lienors. See “Item 1A. Risk Factors—Risks Relating to Li-Cycle’s Business—The development of Li-Cycle’s Rochester Hub, Spoke network and other future projects is subject to risks, including with respect to financing, engineering, permitting, procurement, construction, commissioning and ramp-up, and Li-Cycle cannot guarantee that these projects will be resumed, completed in a timely manner or at all, that their costs will not be significantly higher than estimated, that financing will be sufficient to cover costs or escalated costs, or that the completed projects will meet expectations with respect to their productivity or the specifications of their respective end products, among others” in this Annual Report on Form 10-K. Li-Cycle has also incurred and expects to continue to incur significant expenses relating to advisors hired to assist the Company with managing short-term liquidity and implementing liquidity generating initiatives. No assurances can be given that Li-Cycle will be able to pay its creditors in full or that Li-Cycle will not be subject to additional expenses and liabilities in addition to its current expectations.
Employee Matters and Growth Management
On October 31, 2023, the Board authorized a reduction in workforce plan across Li-Cycle (the "Workforce Reduction plan"). Under our Cash Preservation Plan, the Company expects to take additional steps in the near-term to further significantly reduce its workforce. Following the Workforce Reduction plan and considering the expectation of further significant reductions in force based on the Company’s strategic objectives and the Cash Preservation Plan to right-size and right-shape our organization, Li-Cycle cannot provide any assurance that it will be able to retain adequate staffing levels among its remaining workforce. If employees who were not affected by any reduction in force seek alternative employment, this could require the Company to seek contractor support at unplanned additional expense or otherwise harm our productivity. Furthermore, the loss or transition of members of its senior management or inability to retain key employees could adversely affect its business. Li-Cycle’s success depends on the skills, experience, and performance of its employees, including its senior management.
Notwithstanding the role of the Special Committee in supervising a strategic review of the Company's operations and capital projects, and considering financing and other strategic alternatives, Li-Cycle’s executive officers and directors have a significant stake in the Company and are likely to have influence over any critical decisions relating to Li-Cycle. Li-Cycle’s executive officers and directors beneficially own, directly or indirectly, approximately 22% of the Company’s outstanding common shares as of February 29, 2024. As a result, such individuals are likely to continue to have a significant influence in determining any matters submitted to the shareholders for approval, and to have significant influence in the management and affairs of the Company. The interests of the officers and directors may differ from the interests of other shareholders of Li-Cycle due to various factors.
Share Capital
The price of Li-Cycle’s common shares has been and could remain volatile, and the market price of common shares may decrease. From March 1, 2023 to February 29, 2024, the market price of Li-Cycle’s common shares has fluctuated from a high of $6.10 per share to a low of $0.36 per share. In addition, following the announcement of the pause on the Rochester Hub project on October 23, 2023, the market capitalization of Li-Cycle declined sharply and several shareholder actions were commenced against the Company. See Note 23 (Commitments and Contingencies) to the Consolidated Financial Statements. These shareholder actions could result in substantial cost to the Company, divert management’s attention and resources and harm our business, financial condition and results of operations.

On December 20, 2023, we received a written notice from the NYSE (the “Trading Standards Notice”) that we are not in compliance with the continued listing standards set forth in Rule 802.01C of the NYSE Manual because the average closing price of our common shares over a consecutive 30 trading-day period was less than $1.00. Pursuant to Rule 802.01C, we have a period of six months following the receipt of the Trading Standards Notice to regain compliance with the minimum average closing price requirement. We notified the NYSE within 10 business days of receipt of the Trading Standards Notice of our intent to cure the deficiency. The Trading Standards Notice has no immediate impact on the listing of our common shares, subject to our continued compliance with the NYSE’s other continued listing requirements.
The shareholder rights plan, which was adopted by the Board on October 31, 2023 and amended on March 11, 2024, could make an acquisition of the Company, which may be beneficial to its shareholders, more difficult and may prevent attempts by our shareholders to replace or remove the current members of the Board and management.
Availability of Lithium-Ion Battery Materials for Recycling
Li-Cycle is reliant on obtaining lithium-ion batteries and battery manufacturing scrap for recycling at its Spokes through its contracts with third-party suppliers. The Company maintains commercial contracts with leaders in the EV and LIB ecosystem, including battery manufacturers and automotive original equipment manufacturers, as well as energy storage, consumer electronics and transportation companies. Li-Cycle’s cash flows are premised on the expectation that it will attract new suppliers by differentiating itself based on the sustainability of its process and the robustness of its technology, which in turn will enable Li-Cycle to offer competitive terms to suppliers.
There can be no assurance that Li-Cycle will attract new suppliers or expand its supply pipeline from existing suppliers, or that its relationship, including payment terms, with current suppliers will not continue to be adversely affected as a result of the current status of its business, the Company's ability to make timely payments to suppliers and any decline in supply volume from existing suppliers or an inability to source new supplier relationships could have a negative impact on Li-Cycle’s results of operations and financial condition.
Customer Demand for Recycled Materials
Li-Cycle currently recognizes revenue from, among other things, sales of two intermediate products produced at Li-Cycle’s Spokes: Black Mass & Equivalents and shredded metal. If the Rochester Hub becomes operational on the basis of the MHP scope, and Li-Cycle starts processing black mass internally, Li-Cycle expects to recognize revenue from the sale of critical battery materials such as lithium carbonate and MHP. Refer to the section entitled “—Update on Business Outlook and Strategy” above for further details. The demand for Li-Cycle’s recycling services and products is driven in part by the demand for EVs (including automobiles, e-bikes, scooters, buses and trucks) and other energy storage systems. A decline in the adoption rate of EVs, or a decline in the support by governments for “green” energy technologies could reduce the demand for Li-Cycle’s recycling services and products.
Li-Cycle relies on a limited number of customers from whom it generates most of its revenue. Li-Cycle has entered into two agreements with Traxys North America LLC (“Traxys”) covering the off-take of black mass from its Spokes in North America and certain specialty products from the Rochester Hub. Refer to the subsection titled “Diversified In-Take and Off-Take Commercial Contracts - Off-Take Commercial Contracts for Black Mass and Battery Grade Materials” in the section of this Annual Report on Form 10-K titled “Item 1. Business”. Li-Cycle has also entered into additional off-take agreements with Glencore, covering substantially all of its other Spoke and Hub products. If the Company or its off-take partners are unwilling or unable to fulfil their respective contractual obligations, if either party fails to perform under the relevant contract, or if these off-take partners otherwise terminate these agreements prior to their expiration, the Company’s business could suffer and Li-Cycle may not be able to find other off-take partners on similar or more favorable terms, which could have a material adverse effect on its business, results of operations and financial condition.
Fluctuations in Commodity Prices
The prices that Li-Cycle pays for battery feedstock for its Spokes, and the revenue that Li-Cycle recognizes from the sale of Black Mass & Equivalents and shredded metal produced at Li-Cycle’s Spokes, are impacted by the commodity prices for the metals contained in those battery feedstocks or products, notably nickel, cobalt, lithium and copper. As a result, fluctuations in the prices of these commodities affect Li-Cycle’s costs and revenues. If the Rochester Hub becomes operational on the basis of the MHP scope, and Li-Cycle starts processing black mass internally, Li-Cycle expects to recognize revenue from the sale of critical battery materials such as lithium carbonate. The amount of revenue that Li-

Cycle will recognize from the sale of these Hub products will also be impacted by the commodity prices for the metals contained in these Hub products, notably lithium, nickel, cobalt, and copper. While Li-Cycle’s costs and revenues may vary with commodity prices and specialty product prices, the Company believes the range of end products that Li-Cycle expects to produce will result in a diversification effect that will provide it with a natural hedge against significant variations in the commodity pricing related to a single product.
Ability to Build Out Additional Facilities
Li-Cycle’s future growth and profitability is dependent on its ability to scale the business, and build out additional facilities in North America and internationally. Prior to the pause on the Rochester Hub project and the implementation of the Cash Preservation Plan, Li-Cycle had operational Spokes in Kingston, Ontario, Rochester, New York, Gilbert, Arizona and Tuscaloosa, Alabama, and was advancing the construction of its first commercial Hub, in Rochester, New York. Li-Cycle had also opened its first European Spoke, in Germany, and had announced plans for its first European Hub in partnership with Glencore in Portovesme, Italy.
Following the pause on the Rochester Hub project on October 23, 2023, as part of the Cash Preservation Plan, the Company executed a Workforce Reduction plan across the organization, paused production at its Ontario Spoke, reduced levels of BM&E production at its remaining operating Spokes in North America and suspended the development of certain Spoke projects, among other actions and expects to take similar actions in the future. The Company is currently conducting a comprehensive review of the go-forward strategy of its business and there can be no assurance that any resulting strategy will result in Li-Cycle growing or achieving profitability, even assuming that it is first successful in identifying and implementing any financing option or strategic alternatives to address its liquidity issues, including the issuance of the Glencore Senior Secured Convertible Note. Even if the development of Li-Cycle’s Rochester Hub and full operations at its Spoke network and other future projects were able to resume, which is uncertain and may not occur in part or at all, all such projects and operations will continue to be subject to risks, including engineering, financing and availability of financing, permitting, procurement, contracting, construction, commissioning, staffing and ramp-up, and Li-Cycle cannot guarantee that these projects will be completed within expected timeframes or at all, that costs will not be significantly higher than estimated, that it will have sufficient capital to cover any increased costs or that the completed projects will meet expectations with respect to their production rates, unit costs or specifications of their end products, among others. Refer to the section entitled “—Update on Business Outlook and Strategy” and the risk factor “The development of Li-Cycle’s Rochester Hub, Spoke network and other future projects is subject to risks, including with respect to financing, engineering, permitting, procurement, construction, commissioning and ramp-up, and Li-Cycle cannot guarantee that these projects will be resumed, completed in a timely manner or at all, that their costs will not be significantly higher than estimated, that financing will be sufficient to cover costs or escalated costs, or that the completed projects will meet expectations with respect to their productivity or the specifications of their respective end products, among others.” in the section of this Annual Report on Form 10-K titled “Item 1A. Risk Factors—Risks Relating to Li-Cycle’s Business” for additional details.
General Economic Conditions and Global Supply Chain

Li-Cycle’s operations, costs and timelines may be affected by global economic or geopolitical conditions, including recessions, slow economic growth, economic and pricing instability, inflation levels, increase of interest rates and credit market volatility, all of which could impact demand in the worldwide transportation industries or otherwise have a material adverse effect on Li-Cycle’s business, results of operations and financial condition. For example, Russia’s invasion of Ukraine and the war in the Middle East have and may continue to disrupt the global supply chain. Shortages, price increases and/or delays in shipments of supplies, equipment and raw materials have occurred and may continue to occur in the future which may result in increased operational or construction costs or operational or construction slowdowns. Inflation can also adversely affect us by increasing the costs of labor, materials and other costs required to manage and grow our business. This may affect our capital projects, including the Rochester Hub project, which could increase our capital costs, and our Spoke operations, which could reduce our profit margins and returns. In addition, inflation is often accompanied by higher interest rates. The potential impact of high interest rates and the uncertainty regarding future rate increases, may increase uncertainty and volatility in the global financial markets. In addition, the possibility of high inflation and an extended economic downturn could reduce our ability to incur debt or access capital and adversely impact our business, results of operations and financial condition. If current global market and political conditions continue or worsen, Li-Cycle’s business, results of operations and financial condition could be materially adversely affected.

Research and Development
Li-Cycle continues to conduct R&D centered on various aspects of its business at reduced levels while the Company conducts a comprehensive review of its go-forward strategy.
Change in Fiscal Year End
On December 31, 2022, the Board approved a change of the Company’s fiscal year end from October 31 to December 31 to better align with peer group companies. The change resulted in a transition period of November 1, 2022 through December 31, 2022. The Company has calculated the income statement for the year ended December 31, 2022 and has provided a comparison to the year ended December 31, 2023. A comparison of the two months ended December 31, 2022 to the two months ended December 31, 2021 has also been provided. The calculated income statement was derived as follows:

	Year ended October 31, 2022	Plus: Two months ended December 31, 2022 (Transition Period)	Less: Two months ended December 31, 2021	Year ended December 31, 2022
$ millions
Revenues	$13.4	$5.9	$2.8	$16.5
Cost of sales	$(48.4)	$(10.8)	$(4.0)	$(55.2)
Selling, general and administrative expenses	$(74.9)	$(14.7)	$(8.3)	$(81.3)
Research and development	$(2.4)	$(0.7)	$(0.4)	$(2.7)
Other income (expense)	$62.0	$21.9	$32.0	$51.9
Pretax (loss) income	$(50.3)	$1.6	$22.1	$(70.8)
Net (loss) income from continuing operations	$(50.3)	$1.6	$22.1	$(70.8)
Results of Operations

	Twelve months ended December 31,			Two months ended December 31,			Twelve months ended October 31,
$ millions, except per share data	2023	2022	Change	2022	2021	Change	2022	2021	Change
Financial highlights
Revenue	$18.3	$16.5	$1.8	$5.9	$2.8	$3.1	$13.4	$7.3	$6.1
Cost of sales	(81.8)	(55.2)	(26.6)	(10.8)	(4.0)	(6.8)	(48.4)	(13.3)	(35.1)
Selling, general and administrative expense	(93.4)	(81.3)	(12.1)	(14.7)	(8.3)	(6.4)	(74.9)	(22.7)	(52.2)
Research and development	(5.7)	(2.7)	(3.0)	(0.7)	(0.4)	(0.3)	(2.4)	(3.4)	1.0
Other income (expense)	24.7	51.9	(27.2)	21.9	32.0	(10.1)	62.0	(38.4)	100.4
Income tax	(0.1)	—	(0.1)	—	—	—	—	—	—
Net (loss) income	(138.0)	(70.8)	(67.2)	1.6	22.1	(20.5)	(50.3)	(70.5)	20.2
Adjusted EBITDA[1] (loss)	(156.4)	(118.5)	(37.9)	(19.8)	(9.6)	(10.2)	(108.6)	(29.6)	(79.0)
Loss per common share - basic and diluted	$(0.78)	$(0.41)	$(0.37)	$0.01	$0.14	$(0.13)	$(0.29)	$(0.64)	$0.35
Cash used in operating activities	(99.8)	(103.6)	3.8	(40.9)	(14.3)	(26.6)	(77.0)	(25.6)	(51.4)

As at	December 31, 2023			December 31, 2022			Change
Cash and cash equivalents
Cash and cash equivalents balance	$70.6			$517.9			$(447.3)
_____________________________________
1Adjusted EBITDA is a non-GAAP financial measure and does not have a standardized meaning under U.S. GAAP. Refer to the section titled “Non-GAAP Reconciliations and Supplementary Information” below, including a reconciliation to comparable U.S. GAAP financial measures.

Revenue
Li-Cycle recognizes revenue from: (i) sales of intermediate products from Li-Cycle’s Spokes, being Black Mass & Equivalents, and shredded metal; and (ii) providing services relating to recycling of LIB, which includes coordination of logistics and recycling and destruction of batteries. Sales of intermediate products are presented net of fair value gains or losses recognized in the period. Refer to the section titled “—Critical Accounting Policies and Estimates” below for additional details on the Company’s revenue recognition policy.

	Twelve months ended December 31,		Two months ended December 31,		Twelve months ended October 31,
$ millions, except sales volume	2023	2022	2022	2021	2022	2021
Product revenue	$17.9	$16.3	$3.5	$1.5	$14.3	$6.1
Recycling service revenue	5.7	1.3	0.1	0.1	1.3	0.4
Revenue before fair value pricing adjustments	23.6	17.6	3.6	1.6	15.6	6.5
Fair value pricing adjustments	(5.3)	(1.1)	2.3	1.2	(2.2)	0.8
Revenue	$18.3	$16.5	$5.9	$2.8	$13.4	$7.3

Tonnes of BM&E sold	4,324	4,192	756	427	3,679	1,824
For the twelve months ended December 31, 2023, revenue was $18.3 million, compared to $16.5 million in the corresponding period of 2022. The Company’s revenue is impacted by the market price for certain constituent metals contained in its products, notably cobalt and nickel. The primary driver of the increase in revenue for the twelve months ended December 31, 2023 compared to 2022 was an increase in Recycling service revenue partially offset by changes in fair value pricing adjustments. Recycling service revenue increased by 338% between 2022 and 2023, driven by new service contracts entered during the period, including recycling service arrangements for damaged, defective, and recalled batteries. Product revenue increased by 10% between 2022 and 2023, driven by a higher-value product sales mix partially offset by a decrease in market prices of cobalt and nickel in 2023 compared to 2022. Sales of Black Mass & Equivalents were 4,324 tonnes for the twelve months ended December 31, 2023, compared to 4,192 tonnes in the corresponding period of 2022. Revenue for the twelve months ended December 31, 2023 was impacted by unfavorable fair value pricing adjustments of $5.3 million, compared to unfavorable adjustments of $1.1 million in the corresponding period of 2022, driven by decreasing cobalt and nickel prices in the period.
For the two months ended December 31, 2022, revenue was $5.9 million, compared to $2.8 million in the corresponding period of 2021. Sales of Black Mass & Equivalents were 756 tonnes in the two months ended December 31, 2022, compared to 427 tonnes in the corresponding period of 2021. The increase in Product revenue for the two months ended December 31, 2022 was primarily attributable to increased production of BM&E, directly related to the ramp up of operations at the Company’s Spoke facilities, and an expanded customer base. The ramp up of operations included the Arizona Spoke, which came online in May 2022, and the Alabama Spoke, which came online in October 2022. For the two months ended December 31, 2022, revenue was positively impacted by fair value pricing adjustments of $2.3 million, compared to $1.2 million in the corresponding period of 2021, driven by increasing nickel prices partially offset by a decline in cobalt prices.
For the twelve months ended October 31, 2022, revenue was $13.4 million, compared to $7.3 million in the corresponding period of 2021. Sales of Black Mass & Equivalents were 3,679 for the twelve months ended October 31, 2022, compared to 1,824 tonnes in the corresponding period of 2021. Product revenue and Recycling service revenue for the twelve months ended October 31, 2022 represented an increase of 140% when compared to the prior period. The increase in Product revenue for the twelve months ended October 31, 2022 was primarily attributable to increased production of BM&E, directly related to the ramp up of operations at the Company’s Spoke facilities. The ramp up of operations included the Arizona Spoke, which came online in the second half of the fiscal year, and the Alabama Spoke, which came online in October 2022. Revenue for the twelve months ended October 31, 2022 was impacted by unfavorable fair value pricing adjustments of $2.2 million, compared to favorable adjustments of $0.8 million in the corresponding period of 2021, driven by decreasing cobalt and nickel prices in the twelve months ended October 31, 2022.
The following tables set out the period end and period average commodity prices for cobalt and nickel:

	Market price per tonne
	As at December 31,		As at October 31,
	2023	2022	2022	2021
Cobalt	$28,660	$41,337	$53,462	$60,407
Nickel	16,250	30,400	21,710	19,300

	Average market price per tonne
	Twelve months ended December 31,		Two months ended December 31,		Twelve months ended October 31,
	2023	2022	2022	2021	2022	2021
Cobalt	$32,895	$66,135	$45,944	$68,241	$70,328	$47,009
Nickel	21,048	25,518	$27,029	$20,346	$24,412	$18,030
As of December 31, 2023, December 31, 2022, and October 31, 2022, there were 2,313, 4,428, and 4,202 metric tonnes of Black Mass & Equivalents subject to fair value pricing adjustments, respectively. Depending on the contractual terms, the BM&E could take up to 12 months to settle after shipment. The table below shows the expected settlement dates for the metric tonnes of BM&E subject to fair value price adjustments for these periods:

	Expected settlement dates for metric tonnes subject to fair value pricing adjustments
	December 31, 2023	December 31, 2022	October 31, 2022
271+ days	248	1,195	1,816
181-270 days	151	925	1,178
91-180 days	1,372	1,406	678
1-90 days	542	902	530
Total metric tonnes	2,313	4,428	4,202
Cost of sales
The costs comprising cost of sales are grouped into three categories. Variable costs such as raw materials consumed, parts, tools and consumables, repairs and maintenance at an operating Spoke are capitalized to BM&E and shredded metal inventory produced during the period. Fixed costs such as labor, depreciation, lease costs and utilities at an operating Spoke are capitalized to BM&E and shredded metal inventory based on the Spoke’s utilization rate for the period. The fixed and variable costs capitalized to inventory are recognized as expenses when finished goods inventory is sold. All other costs relating to cost of sales, including fixed overhead not capitalized to inventory, costs from sourcing, Spoke administration, operating costs for production assets under construction and any other operating costs not directly related to the production of BM&E or shredded metal are expensed as incurred. Cost of sales - Recycling service revenue includes the cost of battery materials acquired with the service contract. Other costs related to product conversion are included in Cost of sales - Product revenue.
For the twelve months ended December 31, 2023, cost of sales was $81.8 million, $26.6 million higher than in the corresponding period in 2022. Variable and fixed costs related to BM&E and shredded metal products sold in the period were $29.1 million, compared to $23.2 million in 2022. The increase was due to increases in raw material acquisition costs and other production costs. Fixed and other costs for the Spoke network expensed in the period were $34.9 million, compared to $16.9 million in 2022. Li-Cycle’s Spoke network expanded between 2022 and 2023, with the Arizona Spoke and the Alabama Spoke operating for the full year and the German Spoke commencing operations in the second half of 2023. As a result of this expansion, Spoke costs including personnel costs, leases, and depreciation increased compared to the prior year. Fixed and other costs for the Rochester Hub expensed as incurred in the period were $7.4 million, compared to $2.6 million in 2022. Prior to the construction pause and comprehensive review of the Rochester Hub project, Li-Cycle hired operations personnel and incurred costs in anticipation of the Hub commissioning. The balance of $10.4 million in cost of sales for 2023, compared to $12.5 million for 2022, included overhead costs required for operations but not allocated to a specific Spoke, costs from Spokes in development and changes in inventory provisions.
For the two months ended December 31, 2022, cost of sales was $10.8 million, $6.8 million higher than in the corresponding period in 2021. Variable and fixed costs related to BM&E and shredded metal products sold in the period were $4.5 million, compared to $1.7 million in 2021. The increase was due to increases in raw material acquisition costs and other production costs, as well a 77% increase in quantity of BM&E and shredded metal products sold. Fixed and other costs for the Spoke network in the period were $3.7 million, compared to $1.1 million in 2021. Li-Cycle’s Spoke network expanded between 2021 and 2022, with the Company operating four Spokes in the two months ended December 31, 2022 compared to two Spokes in the corresponding period in 2021. As a result of this expansion, Spoke costs including personnel costs, leases, and depreciation increased in the two months ended December 31, 2022 compared to the prior year period. The balance of $2.6 million in cost of sales for two months ended December 31, 2022, compared to $1.2 million for the corresponding period in 2021, included overhead costs required for operations but not allocated to a specific Spoke, costs from Spokes in development, Rochester Hub costs and changes in inventory provisions.
For the twelve months ended October 31, 2022, cost of sales was $48.4 million, $35.1 million higher than in the corresponding period in 2021. Variable and fixed costs related to BM&E and shredded metal products sold in the period were $20.4 million, compared to $8.4 million in 2021, due to escalating raw materials and other production costs, as well a 102% increase in quantity of BM&E and shredded metal products sold. Fixed and other costs for the Spoke network in the period were $13.0 million in 2022, compared to $2.9 million in 2021. Li-Cycle’s Spoke network expanded between 2021 and 2022, with the Arizona Spoke and the Alabama Spoke commencing operations during the period. As a result of this expansion, Spoke costs including personnel costs, leases, and depreciation increased in the twelve months ended October 31, 2022 compared to the prior year period. Due to the escalating raw material costs as well as increased inventory levels in the twelve months ended October 31, 2022, incurred costs exceeded the net realizable value of BM&E, leading to inventory provisions expense of $6.1 million in 2022, compared to $0.1 million in 2021. Fixed and other costs for the Rochester Hub expensed as incurred in the period were $2.1 million compared to $0.2 million in 2021, as Li-Cycle began to hire operations personnel and incur costs in anticipation of Rochester Hub commissioning. The balance of $6.8 million in cost of sales for the twelve months ended October 31, 2022, compared to $1.7 million in cost of sales for 2021, was comprised primarily of overhead costs required for operations but not allocated to a specific Spoke and costs from Spokes in development.
Selling, general and administrative expenses
For the twelve months ended December 31, 2023, selling, general and administrative expenses were $93.4 million, $12.1 million higher than in the corresponding period in 2022. The change was driven by personnel costs, which increased by $8.7 million in the period. Prior to the construction pause at the Rochester Hub and the implementation of the Workforce Reduction plan, the Company increased its headcount during 2023, to support the expanding Spoke network, capital projects, and corporate requirements. Additionally, the Company experienced increased costs of $7.3 million related to insurance, IT expenses, professional fees and leases, to support organizational growth. Depreciation and fixed asset write downs/offs also increased by $4.3 million between 2022 and 2023. The Company also incurred one-time severance and other headcount reduction costs in 2023 as a result of its Workforce Reduction plan. The above increases were partially offset by a decrease in stock-based compensation expense of $6.3 million, due to accelerated stock-based compensation expense recognition in 2022 associated with certain grants, and an increase in forfeitures in 2023 in connection with the Company's reduction in force. The increase in selling, general and administrative expenses was further partially offset by a reduction in variable compensation in 2023 of $1.9 million related to cost saving measures implemented by the Company as part of its Cash Preservation Plan.
For the two months ended December 31, 2022, selling, general and administrative expenses were $14.7 million, $6.4 million higher than in the corresponding period in 2021. The increase was primarily driven by personnel costs, including stock-based compensation, which were $2.9 million higher in 2022 compared to 2021. The Company increased headcount between the two months ended December 31, 2021 and the two months ended December 31, 2022, to support the expanding Spoke network, capital projects and corporate requirements. Additionally, the Company experienced increased costs of $3.5 million related to insurance, IT expenses, professional fees, leases, depreciation and other administrative costs, to support organizational growth.
For the twelve months ended October 31, 2022, selling, general and administrative expenses were $74.9 million, $52.2 million higher than in the corresponding period in 2021. The increase was primarily driven by personnel costs, which were $15.1 million higher in 2022 compared to 2021. The Company increased headcount to support the expanding Spoke network, capital projects and corporate requirements. Stock based compensation expense increased by $12.8 million, related to the increase in headcount and the acceleration of the expense for certain grants of stock-based compensation. Additionally, the Company experienced increased costs of $24.3 million related to insurance, IT expenses, professional fees, leases, marketing, depreciation and other admin costs, to support organizational growth.

Research and development

For the twelve months ended December 31, 2023, research and development was $5.7 million, $3.0 million higher than in the corresponding period in 2022. The increase primarily relates to personnel costs and professional fees incurred for initial research and development for the Planned Portovesme Hub.
For the two months ended December 31, 2022, research and development was $0.7 million, $0.3 million higher than in the corresponding period in 2021. The increase primarily relates to increased research and development headcount and engineering consulting costs to support the Company’s growth plans.
For the twelve months ended October 31, 2022, research and development was $2.4 million, $1.0 million lower than in the corresponding period in 2021. The decrease primarily relates to a decrease in engineering consulting costs.
Other income
Other income (expense) consists of interest income, foreign exchange gain or loss, interest expense, and fair value gain (loss) on financial instruments. Interest expense represents interest paid in kind (“PIK interest”), actual cash interest costs incurred and any accrued interest payable at a future date, net of interest costs capitalized for qualifying assets where they are directly attributable to the acquisition, construction or production of a qualifying asset as part of the cost of that asset.
For the twelve months ended December 31, 2023, other income was $24.7 million, a decrease of $27.2 million, compared to the corresponding period of 2022, primarily related to a decrease in fair value gains on the revaluations of the conversion feature of our convertible debt of $21.5 million, driven primarily by the changes in inputs for the Company’s option pricing models. Additionally, the Company recorded a fair value gain on the redemption of warrants in the twelve months ended December 31, 2022, of $11.1 million, compared to $nil in the twelve months ended December 31, 2023 as all warrants were redeemed in 2022. Interest on convertible debt increased during the period, related to the higher convertible debt balance on the KSP Convertible Notes and the Glencore Convertible Notes from PIK interest. The decrease in other income was partially offset by an increase in interest capitalized to qualifying Rochester Hub capital assets in the twelve months ended December 31, 2023.
For the two months ended December 31, 2022, other income decreased by $10.1 million, compared to the corresponding period of 2021. The decrease in the two months ended December 31, 2022 was primarily related to a decrease in fair value gains on the revaluations of the conversion feature of our convertible debt of $12.8 million and an increase in interest expense and other costs of $1.3 million related to the PIK interest accrued on the KSP Convertible Notes and the Glencore Convertible Notes. This was partially offset by an increase in interest income of $3.4 million from interest earned from short-term deposits. $3.5 million of interest costs in the period were capitalized to qualifying Rochester Hub capital assets compared to $nil in the prior period.
For the twelve months ended October 31, 2022, other income increased by $100.4 million, compared to the corresponding period of 2021. The increase was primarily driven by fair value gains on the revaluations of the conversion feature of our convertible debt and warrants of $102.7 million primarily related to declines in the Company’s share price over the period. This was partially offset by an increase in interest expense and other costs of $9.9 million. Interest expense relates to the Company’s convertible debt, comprised of the KSP Convertible Notes and the Glencore Convertible Notes. The increase reflects interest related to the Glencore Convertible Notes, which was issued in May 2022 and a full year of interest for the KSP Convertible Note, compared to two months of interest for the Initial KSP Convertible Note in the corresponding periods of 2021. Additionally, $5.2 million of interest costs which were capitalized in the twelve months ended October 31, 2022 related to borrowings directly attributable to qualifying Rochester Hub assets (2021: $nil). Interest income of $7.0 million reflects interest earned on short-term cash deposits.
Refer to the section titled “—Liquidity and Capital Resources” below for further details on the Company’s convertible debt.
Net loss
Net loss was $138.0 million in the twelve months ended December 31, 2023, compared to net loss of $70.8 million in the comparative period in 2022. Net loss for the twelve months ended December 31, 2023 was driven by the factors discussed above, primarily the increase the cost of sales and the decrease in other income.

Net income was $1.6 million in the two months ended December 31, 2022, compared to net income of $22.1 million in the comparative period in 2021. Net income for the two months ended December 31, 2022 was driven by the factors discussed above.
Net loss was $50.3 million in the twelve months ended October 31, 2022, compared to net loss of $70.5 million in the comparative period in 2021. Net loss for the twelve months ended October 31, 2022 was driven by the factors discussed above.
Adjusted EBITDA
Adjusted EBITDA loss was $156.4 million in the twelve months ended December 31, 2023, compared to $118.5 million in the corresponding period of 2022. The primary difference between Adjusted EBITDA and net loss for the period is the exclusion of unrealized fair value gains on financial instruments of $22.1 million, as well as interest income, interest expense, and depreciation.
Adjusted EBITDA loss was $19.8 million in the two months ended December 31, 2022, compared to $9.6 million in the corresponding period of 2021. The primary difference between Adjusted EBITDA and net income for the period is the exclusion of fair value gains on financial instruments, as well a higher balance for interest income and depreciation.
Adjusted EBITDA loss was $108.6 million in the twelve months ended October 31, 2022, compared to $29.6 million in the corresponding period of 2021. The primary difference between Adjusted EBITDA and net loss for the year is the exclusion of fair value gains on financial instruments.
A reconciliation of Adjusted EBITDA loss to net loss is provided in the section titled “Non-GAAP Reconciliations and Supplementary Information” below.
Cash flows used in operating activities
For the twelve months ended December 31, 2023, cash flows used in operating activities were $99.8 million compared to cash flows used in operating activities of $103.6 million in the comparative period of 2022. The decrease in cash flows used in operating activities was primarily driven by the growth and expansion of Li-Cycle’s operations and commercial footprint, and the ramp up of operations in the period prior to the pause in construction work on its Rochester Hub project.
For the two months ended December 31, 2022, cash flows used in operating activities were $40.9 million compared to cash flows used in operating activities of $14.3 million in the comparative period of 2021. The increase in cash flows used in operating activities was primarily driven by the growth and expansion of Li-Cycle’s operations and commercial footprint, the ramp up of operations in the period, and working capital changes related to the timing of receipts and payments.
For the twelve months ended October 31, 2022, cash flows used in operating activities were $77.0 million compared to cash flows used in operating activities of $25.6 million in the comparative period of 2021. The increase in cash flows used in operating activities was primarily driven by the growth and expansion of Li-Cycle’s operations and commercial footprint and the ramp up of operations with the addition of two operational Spokes in the year.
Non-GAAP Reconciliations and Supplementary Information
The Company uses the non-GAAP measure of Adjusted EBITDA. Management believes that this non-GAAP measure provides useful information to investors in measuring the financial performance of the Company and is provided as additional information to complement U.S. GAAP measures by providing a further understanding of the Company’s results of operations from management’s perspective. Adjusted EBITDA does not have a standardized meaning prescribed by U.S. GAAP and the term therefore may not be comparable to similarly titled measures presented by other publicly traded companies and should not be construed as an alternative to other financial measures determined in accordance with U.S. GAAP. Accordingly, it should not be considered in isolation nor as a substitute for the analysis of the Company’s financial information reported under U.S. GAAP.
Adjusted EBITDA is defined as earnings before depreciation and amortization, interest expense (income), income tax expense (recovery) adjusted for items that are not considered representative of ongoing operational activities of the business and items where the economic impact of the transactions will be reflected in earnings in future periods. Adjustments relate to fair value (gains) losses on financial instruments and certain non-recurring expenses. Foreign exchange (gain) loss is excluded from the calculation of Adjusted EBITDA. The following table provides a reconciliation of net profit (loss) to Adjusted EBITDA loss.

	Twelve months ended December 31,		Two months ended December 31,		Twelve months ended October 31,
Unaudited $ millions	2023	2022	2022	2021	2022	2021
Net (loss) income	$(138.0)	$(70.8)	$1.6	$22.1	$(50.3)	$(70.5)
Income tax	(0.1)	—	—	—	—	—
Depreciation and amortization	8.9	4.9	1.3	0.4	3.7	1.6
Interest expense	7.6	12.5	2.2	2.2	12.5	2.6
Interest income	(12.7)	(10.5)	(3.5)	(0.1)	(7.0)	(0.1)
EBITDA (loss)	$(134.3)	$(63.9)	$1.6	$24.6	$(41.1)	$(66.4)
Share-based compensation[1]	—	—	—	—	—	1.6
Fair value (gain) loss on financial instruments[2]	(22.1)	(54.6)	(21.4)	(34.2)	(67.5)	35.2
Adjusted EBITDA (loss)	$(156.4)	$(118.5)	$(19.8)	$(9.6)	$(108.6)	$(29.6)
1Share-based compensation relates to accelerated vesting of existing stock options upon completion of the Business Combination.
2Fair value gain on financial instruments relates to convertible debt, and to warrants. Warrants were redeemed and no longer outstanding as of October 31, 2022.
Operational Updates

	Twelve months ended December 31,			Two months ended December 31,			Twelve months ended October 31,
Unaudited $ millions, except production data in tonnes	2023	2022	Change	2022	2021	Change	2022	2021	Change
Operational Highlights
Capital Expenditure	$334.9	$190.8	76%	$18.9	$18.2	4%	$190.1	$21.4	788%
Production - Black Mass & Equivalents	6,825	4,416	55%	898	505	78%	4,023	1,880	114%
Capital Expenditure
Capital expenditures for the twelve months ended December 31, 2023 were $334.9 million, compared to $190.8 million in the corresponding period of 2022. Capital expenditures for the twelve months ended December 31, 2023 were primarily driven by procurement of equipment and construction materials and services, and capital spend on the process buildings and warehouse for the Rochester Hub project of $281.5 million, compared to $157.4 million in the corresponding period of 2022, which were primarily driven by purchases of equipment and construction materials for the Rochester Hub. Spend to date on the Rochester Hub project, excluding capitalized non-cash interest, was $452.2 million at December 31, 2023. The Company is currently conducting a comprehensive project review and will require significant additional funding before restarting the Rochester Hub project. See “Update on Business Outlook and Strategy”, above. Capital spend for detailed engineering, equipment and installation and facility related expenditures for the Company’s Spokes for the twelve months ended December 31, 2023 was $53.4 million and included expenditures for Spokes under development, including the Germany Spoke, as well as other sustaining and improvement capital expenditures for the existing Spoke network.
Included in the total capital expenditures for the twelve months ended December 31, 2023 are $7.2 million in Company personnel costs, compared to $7.6 million in the corresponding period of 2022. These costs were incurred in the anticipation of the Hub commissioning and thus capitalized to assets under construction as they are costs that are directly attributable to bringing the Company’s Rochester Hub and Spoke development projects to a condition and location necessary for the assets to be capable of operating in the manner intended by management. On October 23, 2023, capitalization of personnel costs ceased as a result of the Company's announcement that it was pausing construction work on its Rochester Hub project.
Capital expenditures for the two months ended December 31, 2022 were $18.9 million, compared to $18.2 million in the corresponding period of 2021. Capital expenditures for the two months ended December 31, 2022 were primarily driven by purchases of equipment and construction materials for the Rochester Hub of $16.6 million, compared to $10.9 million for the two months ended December 31, 2021. Capital spend for detailed engineering, equipment and installation and facility related expenditures for the Company’s Spokes for the two months ended December 31, 2022 was $4.9 million, and include capital spend on the Germany Spoke and upgrades to the New York Spoke as well as other Spoke projects in development, compared to $7.3 million for the two months ended December 31, 2021 driven by capital spend on the Arizona Spoke and Alabama Spoke projects.
Included in the capital expenditures for the two months ended December 31, 2022 are $1.5 million in personnel costs. These costs were incurred in the anticipation of the Hub commissioning and thus capitalized to assets under construction as they are costs that are directly attributable to bringing the Company’s Rochester Hub and Spoke development projects to a condition and location necessary for the assets to be capable of operating in the manner intended by management (2021: $nil).
Capital expenditures for the twelve months ended October 31, 2022 were $190.1 million, compared to $21.4 million in the corresponding period of 2021. Capital expenditures for the twelve months ended October 31, 2022 were primarily driven by purchases of equipment and construction materials for the Rochester Hub of $140.8 million, compared to $13.4 million for the twelve months ended October 31, 2021. Capital spend for detailed engineering, equipment and installation and facility related expenditures for the Company’s Spokes for the twelve months ended October 31, 2022 was $49.3 million, and include the Arizona and Alabama Spokes as well as other Spoke projects in development, compared to $8.0 million for the twelve months ended October 31, 2021 driven by capital spend on the New York Spoke and Arizona Spoke.
Included in the capital expenditures for the twelve months ended October 31, 2022 are $6.8 million in personnel costs. These costs were incurred in the anticipation of the Hub commissioning and thus capitalized to assets under construction as they are costs that are directly attributable to bringing the Company's Rochester Hub and Spoke development projects to a condition and location necessary for the assets to be capable of operating in the manner intended by management (2021: $nil).
Production – Black Mass & Equivalents
The Company produced 6,825 tonnes of Black Mass & Equivalents in the twelve months ended December 31, 2023, compared to 4,416 tonnes in the corresponding period of 2022. The increase in production of BM&E was primarily attributable to the Company’s expanding Spoke network, including the additions of the Alabama Spoke and Germany Spoke.
The Company produced 898 tonnes of Black Mass & Equivalents in the two months ended December 31, 2022, compared to 505 tonnes in the corresponding period of 2021. The increase in production of BM&E was primarily attributable to the Company’s expanding Spoke network, including the addition of the Arizona Spoke, the Alabama Spoke, and ancillary processing lines at the New York Spoke subsequent to the comparative period.
The Company produced 4,023 tonnes of Black Mass & Equivalents in the twelve months ended October 31, 2022, compared to 1,880 tonnes in the corresponding period of 2021. The increase in production of BM&E was primarily attributable to the ramp up of operations at the Company’s Spoke facilities; the Arizona Spoke and the Alabama Spoke came online in the second half of the fiscal year, and the Alabama Spoke started operations in October 2022, as well as added ancillary processing capacity at the New York Spoke.
Development of Spoke & Hub Network
Li-Cycle has three operational Spokes in North America (the New York Spoke, the Arizona Spoke and the Alabama Spoke) and one new operational Spoke in Europe (the Germany Spoke, which commenced operations in August 2023). Following the October 23, 2023 announcement on pause of construction work at the Rochester Hub, production at the Company's Ontario Spoke has been paused.
The table below outlines current installed Spoke capacity, by Spoke location, as at December 31, 2023:

		Ancillary Processing
Annual material processing capacity (in tonnes)	Main Line¹	Dry Shredding²	Powder Processing³	Baling[4]	Total Processing Capacity
New York Spoke	5,000	—	3,000	—	8,000
Arizona Spoke	10,000	5,000	3,000	5,000	23,000
Alabama Spoke	10,000	5,000	—	—	15,000
Germany Spoke	10,000	—	—	—	10,000
Available Spoke Capacity	35,000	10,000	6,000	5,000	56,000
Notes
1Processes materials using Li-Cycle’s patented submerged shredding process or “wet shredding” specifically for battery materials that contain electrolyte and have risk of thermal runaway.
2Processes materials that don’t contain electrolyte with less risk of thermal runaway, such as electrode foils.
3Processes electrode powders to minimize dusting in downstream processes.
4Processes electrode foils into formed cubes for optimizing logistics and downstream processing.
Li-Cycle’s first commercial Hub was under construction in Rochester, New York until October 23, 2023, when the Company announced a construction pause on its Rochester Hub project, pending completion of a comprehensive review of the go-forward strategy for the project. The Rochester Hub is expected to have a nameplate input capacity to process 35,000 tonnes of BM&E annually (equivalent to approximately 90,000 tonnes or 18 GWh of LIB equivalent feed annually). The facility is expected to have an output capacity of battery grade materials including approximately 7,500 to 8,500 tonnes per annum of lithium carbonate. The Company expects to continue to pause or slow down operations at its operational Spokes in North America as it reviews the future timing and BM&E needs of the planned Rochester Hub. The Company will also continue to re-evaluate its strategy for bringing on additional Spoke and Hub capacity in the mid-term. See "Update on Business Outlook and Strategy", above.
Liquidity and Capital Resources
Overview
Until 2020, Li-Cycle was a development stage company with no commercial revenue. To date, Li-Cycle has financed its operations primarily through proceeds received in connection with: (i) the Business Combination; (ii) the concurrent $315.5 million PIPE Financing; and (iii) private placements of other Li-Cycle securities (including convertible notes and common shares). As at December 31, 2023, the Company had $70.6 million of cash and cash equivalents on hand and convertible debt of $288.1 million. Li-Cycle has no material debt maturities until September 29, 2026. Notwithstanding the foregoing, the Company’s net loss and cash flows used in operating activities amounted to $138.0 million and $99.8 million, respectively. The Company has also incurred significant losses since its inception. The Company’s primary need for liquidity is to fund working capital requirements of its business during its comprehensive review of the Rochester Hub and go-forward strategy in addition to funding existing and remaining capital commitments related to its Rochester Hub.
On October 23, 2023, the Company announced that it was pausing construction work on its Rochester Hub, due to escalating costs, pending completion of a comprehensive review of the go-forward strategy for the project, which in turn led to the establishment of the Special Committee and the implementation of the Cash Preservation Plan, among other initiatives aimed at strengthening the Company’s financial position and enhancing its liquidity. Refer to the section entitled “—Update on Business Outlook and Strategy” above for further details.
The Company expects to finance its operations primarily through cash flows from operations and additional external financing. The Company has a declining cash balance notwithstanding the implementation of the Cash Preservation Plan. As a result, without alternative short or long-term financing in the near term in addition to the anticipated closing of the Glencore Senior Secured Convertible Note investment, the Company will not have sufficient cash and cash equivalents on hand or other resources to support current operations for the twelve months following the filing of this Annual Report on Form 10-K. This casts substantial doubt about the Company’s ability to continue as a going concern.
There can be no assurance that the Company will be able to secure additional funding, under reasonable commercial terms or at all. Furthermore, any additional financing, including the Glencore Senior Secured Convertible Note investment, may be insufficient to provide liquidity for ongoing operations, to fund the Company’s future growth or capital projects, including the Rochester Hub or otherwise satisfy any of the Company’s funding needs and obligations, and additional financing may have restrictive covenants that significantly limits the Company’s operating and financial flexibility or its ability to obtain future financing.
In addition, there are inherent risks associated with the ability of the Company to execute its growth strategy and there can be no assurance that the Company will develop the manufacturing capabilities and processes, secure reliable sources of component supply to meet quality, engineering, design or production standards, or to meet the required production volumes to successfully grow into a viable, cash flow positive, business. These factors have led the Company to take steps to preserve its current cash position through the Cash Preservation Plan, including reducing headcount and spending, extending payment cycles and implementing other similar measures. There are no assurances that Li-Cycle will be able to address its liquidity needs, including by raising sufficient capital when needed, and Li-Cycle may therefore need to significantly modify or terminate operations or dissolve and liquidate our assets under applicable bankruptcy laws or otherwise.
Cash Flows Summary
Presented below is a summary of Li-Cycle’s operating, investing, and financing cash flows for the periods indicated:

	Twelve months ended December 31,		Two months ended December 31,		Twelve months ended October 31,
$ millions	2023	2022	2022	2021	2022	2021
Cash flows used in operating activities	$(99.8)	$(103.6)	$(40.9)	$(14.3)	$(77.0)	$(25.6)
Cash flows used in investing activities	(334.9)	(190.8)	(18.9)	(18.2)	(190.1)	(21.4)
Cash flows (used in) from financing activities	(2.9)	248.5	(0.6)	(0.6)	248.5	643.2
Net change in cash	$(437.6)	$(45.9)	$(60.4)	$(33.1)	$(18.6)	$596.2
Cash and Cash Equivalents
Cash and cash equivalents were $70.6 million as at December 31, 2023, compared to $517.9 million as at December 31, 2022. The Company incurred capital expenditure of $334.9 million in the period, primarily comprising purchases of equipment and construction related activities for the Rochester Hub project and the Germany Spoke in addition to outflows for ongoing operating expenses of $99.8 million.
Cash and cash equivalents were $517.9 million as at December 31, 2022, compared to $563.7 million as at December 31, 2021. The Company incurred capital expenditure of $18.9 million in the two months ended December 31, 2022, primarily comprising purchases of equipment and construction materials for the Rochester Hub project in addition to outflows for ongoing operating expenses of $40.9 million.
Cash and cash equivalents were $578.3 million as at October 31, 2022, compared to $596.9 million as at October 31, 2021. The Company raised a total of $250.0 million in funding during the year ended October 31, 2022, from the Glencore Convertible Note issued on May 31, 2022, and the equity investment from LGC and LGES on May 11, 2022. The Company incurred capital expenditure of $190.1 million in the year ended October 31, 2022, primarily comprising purchases of equipment and construction materials for the Rochester Hub, the Arizona Spoke and the Alabama Spoke in addition to outflows for ongoing operating expenses.
Cash Flows Used in Operating Activities
For the twelve months ended December 31, 2023, cash flows used in operating activities were $99.8 million compared to $103.6 million in the corresponding period of 2022, reflecting the growth of Li-Cycle’s operations and commercial footprint, in the period prior to the pause in construction at the Rochester Hub and the implementation of the Cash Preservation Plan, which included additional personnel costs, production costs from the ramp-up phase at the Alabama Spoke and the Germany Spoke, research and development expenses, and consulting costs relating to the development of the Rochester Hub project. Cash flows used in operating activities in the twelve months ended December 31, 2022 were driven by the addition of two operational Spokes as well as raw material costs and personnel costs.
For the two months ended December 31, 2022, cash flows used in operating activities were $40.9 million compared to $14.3 million in the corresponding period of 2021, reflecting the growth and expansion of Li-Cycle’s operations and commercial footprint. The increase in the cash flows used in operating activities were driven by the addition of two operational Spokes in the two months ended December 31, 2022 relative to the corresponding period of 2021 which resulted in an increase in raw material costs, as well as increased personnel costs.
For the twelve months ended October 31, 2022, cash flows used in operating activities were $77.0 million compared to $25.6 million in the corresponding period of 2021. The increase in cash flows used in operating activities were driven by an increase in raw material costs, as well as increased personnel costs. The increase also reflects the addition of two operational Spokes in the twelve months ended October 31, 2022 relative to the corresponding period of 2021, as well as the addition of new corporate personnel as the Company implemented its expansion plans. For the twelve months ended October 31, 2021, cash flows used in operating activities were primarily driven by the growth and commercialization of Li-Cycle’s operations, which included adding employees, production costs from the ramp-up phase at the New York Spoke, research and development expenses, and consulting costs relating to the development of the Rochester Hub.
Cash Flows Used in Investing Activities
For the twelve months ended December 31, 2023, cash flows used in investing activities were $334.9 million compared to $190.8 million in the corresponding period of 2022 and were primarily driven by the capital investment in the Rochester Hub and the Germany Spoke. Cash flows used in investing activities in the twelve months ended December 31, 2022 were primarily driven by similar activities for the Rochester Hub and the Alabama Spoke.
For the two months ended December 31, 2022, cash flows used in investing activities were $18.9 million compared to $18.2 million in the corresponding period of 2021, and were primarily driven by the capital investment in the Rochester Hub and acquisition of equipment, construction materials and leasehold improvements for the Rochester Hub and the Germany Spoke. Cash flows used in investing activities in the two months ended December 31, 2021 were for similar activities for the Rochester Hub and the Arizona Spoke at a lesser scale.
For the twelve months ended October 31, 2022, cash flows used in investing activities were $190.1 million compared to $21.4 million in the corresponding period of 2021. Cash flows used in investing activities were primarily driven by the capital investment in the Rochester Hub and acquisition of equipment, construction materials and leasehold improvements for the Arizona Spoke, the Alabama Spoke and the Rochester Hub. Cash flows used in investing activities in the twelve months ended October 31, 2021 were for similar activities at a lesser scale.
Cash Flows (Used in) From Financing Activities
For the twelve months ended December 31, 2023, cash flows used in financing activities were $2.9 million compared to cash flows from financing activities of $248.5 million in the corresponding periods of 2022 and were primarily driven by prepayments of transaction costs for ongoing financing, partially offset by a portion of $5.3 million of a reservation fee of €5.0 million ($5.4 million) for future battery waste recycling services received by the Company in 2023 from a customer, with no similar activity in 2022. Cash flows from financing activities in the twelve months ended December 31, 2022 included the closing of the investment in common shares of the Company by LGC and LGES on May 12, 2022 for net proceeds of $49.7 million and the issuance of the Glencore Convertible Note on May 31, 2022, for net proceeds of $198.7 million.
For the two months ended December 31, 2022, cash flows used in financing activities were $0.6 million compared to $0.6 million in the corresponding period of 2021. Cash flows used in financing activities for both periods were primarily used for lease repayments.
For the twelve months ended October 31, 2022, cash flows from financing activities were $248.5 million compared to $643.2 million in the corresponding period of 2021. In the twelve months ended October 31, 2021, Li-Cycle received net proceeds of $525.3 million from the Business Combination with Peridot and $98.4 million from the issuance of the initial KSP Convertible Note. The cash inflows in the twelve months ended October 31, 2022 related primarily to net proceeds of $198.7 million from the issuance of the Glencore Convertible Note and net proceeds of $49.7 million from the investment by LGC and LGES in the Company’s common shares, whereas in the twelve months ended October 31, 2021, in addition to the activities mentioned above, Li-Cycle received net proceeds of $21.6 million from a private placement of 281,138 Class A shares of Li-Cycle Corp in November 2020.

Debt Obligations
KSP Convertible Notes
On September 29, 2021, the Company entered into a Note Purchase Agreement (the “KSP Note Purchase Agreement”) with Spring Creek Capital, LLC (an affiliate of Koch Strategic Platforms, LLC, being a company within the Koch Investments Group) and issued a convertible note (the “KSP Convertible Note”) in the principal amount of $100.0 million to Spring Creek Capital, LLC. The KSP Convertible Note will mature on September 29, 2026. Interest on the KSP Convertible Note is payable semi-annually, and Li-Cycle is permitted to pay interest on the KSP Convertible Note in cash or by payment in-kind (“PIK”), at its election. Interest payments made in cash are based on an interest rate of LIBOR plus 5.0% per year, and PIK interest payments were based on an interest rate of LIBOR plus 6.0% per year, with a LIBOR floor of 1% and a cap of 2%. Starting July 1, 2023, as the LIBOR interest rate is no longer published, the interest rate is instead based on the sum of the Secured Overnight Financing Rate (“SOFR”) and 0.58% (being average spread between the SOFR and LIBOR during the three-month period ending on July 31, 2023, namely the date on which LIBOR ceased to be published). The PIK election results in the issuance of a new note under the same terms as the KSP Convertible Note, issued in lieu of interest payments with an issuance date on the applicable interest date. The Company has elected to pay interest by PIK since the first interest payment date on the KSP Convertible Note of December 31, 2021. The KSP Convertible Note and the PIK notes issued thereunder are referred to collectively as the “KSP Convertible Notes”, and as at December 31, 2023, comprised the following:

Note	Date Issued	Amount Issued
KSP Convertible Note	September 29, 2021	$100.0
PIK Note	December 31, 2021	1.8
PIK Note	June 30, 2022	4.1
PIK Note	December 31, 2022	4.3
PIK Note	June 30, 2023	4.4
PIK Note	December 31, 2023	4.7
Total		$119.3
On May 1, 2022, Spring Creek Capital, LLC assigned the KSP Convertible Note and the PIK note outstanding at that time to an affiliate, Wood River Capital, LLC. On May 5, 2022, the KSP Convertible Notes were amended to permit the issuance of the Glencore Convertible Note and to amend certain investor consent related provisions. The KSP Convertible Notes were further amended on February 13, 2023 to clarify the conversion calculation.
The principal and accrued interest owing under the KSP Convertible Notes may be converted at any time by the holder into the Company’s common shares, at a per share price equal to $13.43 (the “Conversion Price”). If the closing price per share of the Company’s common shares on the New York Stock Exchange is above $17.46 for 20 consecutive trading days, then the Company may elect to convert the principal and accrued interest owing under the KSP Convertible Notes, plus a make-whole amount equal to the undiscounted interest payments that would have otherwise been payable through maturity (the “Make-Whole Amount”) into the Company’s common shares at the Conversion Price.
The Company may redeem the KSP Convertible Notes at any time by payment in cash of an amount equal to 130% of the principal amount of the KSP Convertible Notes and all accrued interest owing under the KSP Convertible Notes, plus the Make-Whole Amount.
In connection with the Glencore Senior Secured Convertible Note investment, the Company has obtained the consent of Wood River Capital, LLC, to issuance of the Glencore Senior Secured Convertible Note in respect of the KSP Convertible Notes, in exchange for the Company agreeing to amend the KSP Convertible Notes, as of the closing of the Glencore Senior Secured Convertible Note investment, to include penalty interest upon an event of default consistent with the penalty interest provision of the Glencore Senior Secured Convertible Note and to remove the floor and ceiling from the definition of SOFR in the KSP Convertible Notes.
Glencore Convertible Note
On May 31, 2022, the Company issued to Glencore a convertible note in the aggregate principal amount of $200.0 million (the “Glencore Convertible Note”), in a transaction exempt from registration under the U.S. Securities Act of 1933, as amended. The Glencore Convertible Note matures five years from the date of issuance and interest on the Glencore Convertible Note is payable on a semi-annual basis, either in cash or by PIK, at the Company’s option. The

Glencore Convertible Note accrues interest from the date of issuance at the forward-looking term rate based on SOFR for a tenor comparable to the relevant interest payment period plus 0.42826% (the “Floating Rate”) plus 5% per annum if interest is paid in cash and plus 6% per annum if interest is paid in PIK. The Floating Rate has a floor of 1% and a cap of 2%. The Company has elected to pay interest by PIK since the first interest payment date on the Glencore Convertible Note of November 30, 2022. The Glencore Convertible Note and the PIK notes issued thereunder are referred to collectively as the “Glencore Convertible Notes”, and as at December 31, 2023, comprised the following:

Note	Date Issued	Amount Issued
Glencore Convertible Note	May 31, 2022	$200.0
PIK Note	November 30, 2022	8.1
PIK Note	May 31, 2023	8.4
PIK Note	November 30, 2023	8.8
Total		$225.3
The principal and accrued interest owing under the Glencore Convertible Notes may be converted at any time by the holder into the Company’s common shares at a per share price equal to $9.95 (the “Conversion Price”), subject to adjustments. The Company may redeem the Glencore Convertible Notes at any time by payment of an amount in cash equal to 100% of the outstanding principal amount of the Glencore Convertible Notes and all accrued interest owing under the Glencore Convertible Notes. In connection with any optional redemption and provided that the holder of the Glencore Convertible Notes has not elected to convert the Glencore Convertible Notes into common shares following receipt of an optional redemption notice, the Company must issue warrants (the “Glencore Warrants”) to the holder of the Glencore Convertible Notes on the optional redemption date that entitle the holder to acquire, until the maturity date of the Glencore Convertible Notes, a number of common shares equal to the principal amount of the Glencore Convertible Notes being redeemed divided by the then applicable Conversion Price. The initial exercise price of the Glencore Warrants will be equal to the Conversion Price as of the optional redemption date.
The obligations of the Company to make any payment on account of the principal of and interest on the KSP Convertible Notes and the Glencore Convertible Notes are subordinate and junior in right of payment and upon liquidation to the Company’s obligations to the holders of all current and future senior indebtedness of the Company. The Glencore Convertible Notes were amended on February 13, 2023 to clarify the conversion calculation.
Pursuant to the terms of the Glencore Senior Secured Convertible Note Purchase Agreement, Glencore and the Company agreed to amend and restate the terms of the unsecured convertible note issued by the Company to Glencore Intermediate on May 31, 2022 (the “Existing Glencore Convertible Note”), in two tranches (and such resulting two tranches of the amended and restated unsecured convertible note, the “A&R Glencore Convertible Notes”). Each A&R Glencore Convertible Note includes an event-driven modification to the Existing Glencore Convertible Note, with the first such modification occurring on the date (the “First Modification Date”) that is the earlier of (a) the date that is one month after the effectiveness and initial funding, if any, of a project loan financing for the Company’s Rochester Hub, and (b) December 31, 2024, and the second such modification occurring on the date (the “Second Modification Date” with either the First Modification Date or the Second Modification Date referred to herein as a “Modification Date”) that is the earliest to occur of (a) the first commercial production from the Rochester Hub, (b) construction costs exceeding the construction budget set forth in the project loan financing, and (c) June 1, 2026. Upon the occurrence of each Modification Date, the terms of the applicable A&R Glencore Convertible Note shall mirror the following terms of the Glencore Senior Secured Convertible Note: the maturity will be amended to be five (5) years from the applicable Modification Date, the interest rate will be amended to match the interest rate applicable to the Glencore Senior Secured Convertible Note, mandatory redemption will be required (including, from the First Modification Date and the Second Modification Date, the amount equal to a specified percentage of the excess cash flow generated by the Company and its subsidiaries for the applicable fiscal year (less certain deductions and subject to pro rata application to certain other debt of the Company) in a pro rata amount across the A&R Glencore Convertible Note (to the extent modified) and the Glencore Senior Secured Convertible Note), and the Company will provide guarantees and security for the A&R Glencore Convertible Notes consistent with the Glencore Senior Secured Convertible Note. In addition, at each Modification Date, the conversion price for the applicable tranche will be adjusted to be the lesser of (x) an amount determined on the basis of a 30-Day VWAP having a reference date equal to applicable Modification Date plus a 25% premium per share, and (y) $9.95 per share (the current conversion price of the Glencore Convertible Notes).
Glencore Senior Secured Convertible Note

On March 11, 2024, the Company entered into the Glencore Senior Secured Convertible Note Purchase Agreement to issue the Glencore Senior Secured Convertible Note in an aggregate principal amount of $75.0 million to an affiliate of Glencore plc. The issuance and sale of the Glencore Senior Secured Convertible Note is subject to customary closing conditions and the expiration of the ten-day period for required notice to shareholders informing them of the Company’s reliance on the NYSE financial viability exception to the NYSE’s shareholder approval policy, and is expected to close on or about March 25, 2024.
The Glencore Senior Secured Convertible Note matures on the fifth anniversary of the closing. Interest on the Glencore Senior Secured Convertible Note is payable either in cash or by payment-in-kind (“PIK”) at the Company’s election, on a semi-annual basis from the date of issuance, and will be based on the secured overnight financing rate plus five percent (5%) per annum if interest is paid in cash and plus six percent (6%) per annum if interest is paid in PIK. In the case that an event of default has occurred and is continuing, the interest rate will be the rate stated above, plus one percent (1%) per annum (which additional 1% will be payable in cash).
The principal and accrued interest owing under the Glencore Senior Secured Convertible Note may be converted at any time by the holder into common shares in the capital of the Company at a conversion price of $0.53 per share (the “Glencore Senior Secured Convertible Note Conversion Price”).

The Company may redeem all or any portion of the Glencore Senior Secured Convertible Note at any time by payment of an amount in cash equal to 100% of the principal amount of the portion of the Glencore Senior Secured Convertible Note being redeemed plus all accrued and unpaid interest thereon. Commencing with the delivery of financial statements for the fiscal year ending December 31, 2026, the Company will be required to redeem a portion of the outstanding principal amount of the Glencore Senior Secured Convertible Note in an amount equal to a specified percentage of the excess cash flow generated by the Company and its subsidiaries for the applicable fiscal year (less certain deductions and subject to pro rata application to certain other debt of the Company). The Company is also required to redeem the Glencore Senior Secured Convertible Note for an amount in cash equal to the outstanding principal amount of the Glencore Senior Secured Convertible Note being redeemed and all accrued and unpaid interest thereon, plus a make-whole amount equal to the undiscounted interest payments that would have otherwise been payable through maturity (the “Make-Whole Amount”) in the event of: (1) certain events of default that are continuing, upon request by the holder, (2) certain bankruptcy-related events of default, and (3) upon a change of control transaction, unless, in each case, the Glencore Senior Secured Convertible Note is first converted by the holder.

In connection with any optional or mandatory redemption and provided that the holder of the Glencore Senior Secured Convertible Note has not elected to convert the Glencore Senior Secured Convertible Note into common shares following receipt of notice of such redemption, the Company shall issue a number of warrants (the “Glencore Senior Secured Convertible Note Warrants”) to the holder of the Glencore Senior Secured Convertible Note that entitle the holder to acquire a number of common shares equal to the principal amount of the Glencore Senior Secured Convertible Note being redeemed divided by the then applicable Glencore Senior Secured Convertible Note Conversion Price and expiring on the sixth anniversary of the issuance of the Glencore Senior Secured Convertible Note. The initial exercise price of the Glencore Senior Secured Convertible Note Warrants will be equal to the Glencore Senior Secured Convertible Note Conversion Price as of the redemption date.

The Glencore Senior Secured Convertible Note is subject to certain reporting and affirmative and negative operational covenants applicable to the Company and its subsidiaries (subject to customary baskets and exceptions to permit ordinary course transactions as set forth in the Glencore Senior Secured Convertible Note), including satisfaction of a minimum liquidity covenant, monthly, quarterly and annual financial reporting requirements, delivery of an annual operating budget and limitations on (a) the incurrence of indebtedness and liens, (b) dividends, distributions and repurchases or redemptions of capital stock, (c) certain payments in cash of indebtedness which is subordinated, junior lien or unsecured indebtedness, (d) acquisitions and other investments, (e) asset sales (including with respect to the Company’s Spoke facilities), (f) affiliate transactions, and (g) capital expenditures that exceed the established budget by a specific threshold.
Li-Cycle Corp., Li-Cycle Americas Corp., Li-Cycle U.S. Inc., Li-Cycle Inc., and Li-Cycle North America Hub, Inc., (the “Note Guarantors”), will guaranty all obligations of the Company with respect to the Glencore Senior Secured Convertible Note. Following the issuance of the Glencore Senior Secured Convertible Note, Li-Cycle Europe AG and Li-Cycle Germany GmbH (the “Post-Closing Guarantors”) will execute joinders to the Note Guaranty Agreement and guaranty such obligations as Note Guarantors. Each Note Guarantor unconditionally and irrevocably waives any right to revoke or otherwise discharge or defer its guaranty, and agrees that the guaranty is continuing in nature. Each Note

Guarantor’s guaranty is subject to customary limitations under applicable law. Each Note Guarantor’s guaranty may be subordinated or terminated in connection with the closing date under an applicable Project Financing (as defined in the Glencore Senior Secured Convertible Note), or terminated on full payment and satisfaction of all liabilities and obligations in respect of the Glencore Senior Secured Convertible Note.
Upon closing of the Glencore Senior Secured Convertible Note investment, the Company and the Note Guarantors will grant perfected, first priority security interests (subject to customary exceptions and permitted liens) in all of their respective assets, including intellectual property and a pledge of the equity interests of each other Note Guarantor. Within 60 days of closing of the Glencore Senior Secured Convertible Note investment, the Post-Closing Guarantors will grant perfected, first-priority security interests (subject to customary exceptions and permitted liens) in all intra-group receivables owing to them and over all bank accounts held by such entities in their respective jurisdictions of organization. Li-Cycle Europe AG will further pledge its equity interests in Li-Cycle Germany GmbH.
Contractual Obligations and Commitments
The following table summarizes Li-Cycle’s contractual obligations and other commitments for cash expenditures as of December 31, 2023, and the years in which these obligations are due:

$ millions, undiscounted	Payment due by period
Contractual Obligations	Total	Less than	1 - 3 years	3 - 5 years	More than
		1 year			5 years
Accounts payable and accrued liabilities	$152.1	$152.1	$—	$—	$—
Lease liabilities	98.8	7.4	15.0	13.2	63.2
Restoration provisions	1.6	0.2	0.1	—	1.3
Convertible debt principal	344.6	—	119.3	225.3	—
Convertible debt interest	101.7	—	29.3	72.4	—
Total as of December 31, 2023	$698.8	$159.7	$163.7	$310.9	$64.5
As of December 31, 2023, there were $8.3 million in committed purchase orders or agreements for equipment and services, compared to $9.5 million as of December 31, 2022.
Related Party Transactions
For information about Li-Cycle’s related party transactions refer to Note 13 to the Consolidated Financial Statements and the section of this Annual Report on Form 10-K titled “Item 13. Certain Relationships and Related Transactions and Director Independence—Certain Relationships and Related Transactions.”
Off-Balance Sheet Arrangements
During the periods presented, Li-Cycle did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements.
Critical Accounting Policies and Estimates
Li-Cycle’s consolidated financial statements have been prepared in accordance with U.S. GAAP. While our significant accounting policies are more fully described in Note 2 to our Consolidated Financial Statements, the following going concern accounting policy and significant accounting estimates and judgements involve a greater degree of judgment and complexity. Accordingly, these are the accounting policies that we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.
Going concern
The going concern basis of accounting assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business.
The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the

Consolidated Financial Statements are issued. Based on its recurring losses from operations since inception, which included losses from operations of $138.0 million for the year ended December 31, 2023 (income of $1.6 million for the two months period ended December 31, 2022, and losses of $50.3 million for the year ended October 31, 2022), negative cash flows from operating activities of $99.8 million during the year ended December 31, 2023 (two months period ended December 31, 2022 of $40.9 million and year ended October 31, 2022 of $77.0 million), resulting negative working capital of $7.7 million as of December 31, 2023, and the pause on construction of the Rochester Hub project (all as described below), the Company has concluded that there is substantial doubt about its ability to continue as a going concern for a period of one year from the date that these Consolidated Financial Statements were issued.
To date, the Company has financed its operations primarily through proceeds received in connection with: (i) the Business Combination; (ii) the concurrent $315.5 million private placement of common shares; and (iii) private placements of other Company securities (including convertible notes and common shares).
On October 23, 2023, the Company announced that it was pausing construction work on its Rochester Hub project, pending completion of a comprehensive review of the go-forward strategy for the project. The pause in construction was due to escalating costs and the expectation that, aggregate costs to complete the existing scope of the project would exceed the previously disclosed budget of $560.0 million. The Company currently expects such aggregate costs to be approximately $960.2 million. Prior to the construction pause, stages of commissioning of the Rochester Hub project had been expected to commence in late 2023. Refer to the section entitled “—Update on Business Outlook and Strategy” above for further details.
In addition to the Glencore Senior Secured Convertible Note investment, the Company is actively exploring external financing options but there can be no assurance that the Company will be able to secure additional funding, under reasonable commercial terms or at all. Furthermore, any additional financing, including the Glencore Senior Secured Convertible Note investment, may be insufficient to provide sufficient liquidity for ongoing operations, to fund the Company's future growth or capital projects, including the Rochester Hub, or otherwise satisfy any of the Company's funding needs and obligations, and additional financing may have restrictive covenants that significantly limit the Company's operating and financial flexibility or its ability to obtain future financing.
In addition, there are inherent risks associated with the ability of the Company to execute its growth strategy and there can be no assurance that the Company will develop the manufacturing capabilities and processes, secure reliable sources of component supply to meet quality, engineering, design or production standards, or to meet the required production volumes to successfully grow into a viable, cash flow positive, business.
These factors, in addition to the continued rise in inflation, commodity and labor prices and other challenging macroeconomic conditions, have led the Company to implement mitigating initiatives available to it to strengthen its financial position, enhance liquidity and preserve cash flow, depending on how these uncertain circumstances unfold, including:
•On October 23, 2023, Li-Cycle announced that it had paused construction work on its Rochester Hub, pending completion of a comprehensive review of the go-forward strategy for the project.
•In connection with the comprehensive review of the go-forward strategy of the Rochester Hub project, the Board established a Special Committee comprised of independent directors to, among other things, (1) oversee and supervise a strategic review of all or any of the Company’s operations and capital projects including its sales, general and administration functions, and (2) consider financing and other strategic alternatives.
•The Special Committee selected Moelis and other advisors to assist with exploring financing options to increase the liquidity of Li-Cycle and strategic alternatives, and to assist the Company with managing short-term liquidity and implementing liquidity generating initiatives.
•On November 1, 2023, the Company initiated the implementation of a Cash Preservation Plan including reducing staffing in its corporate support functions, pausing production at its Ontario Spoke and implementing a plan to manage lower levels of BM&E production and otherwise slow down operations at its remaining operating Spoke locations. The Cash Preservation Plan also involves reviewing existing plans for bringing on additional Spoke capacity and taking other steps to preserve the Company’s available cash while pursuing funding alternatives for the Company and continuing to review the go-forward strategy for the Rochester Hub project.

•In addition, the Company is also pursuing additional funding alternatives, including working closely with the United States Department of Energy (“DOE”) towards obtaining financing for the Rochester Hub. As noted above, there can be no assurance that the Company will be able to secure additional funding, under reasonable commercial terms or at all.
These factors represent material uncertainties that cast substantial doubt as to the Company’s ability to continue as a going concern. These Consolidated Financial Statements do not reflect adjustments that would be necessary if the going concern assumption were not appropriate. If the going concern basis was not appropriate for these Consolidated Financial Statements, adjustments may be necessary to the carrying value of assets and liabilities or reported expenses, and these adjustments could be material.
Significant Accounting Estimates and Judgements
The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions, which are evaluated on an ongoing basis, that affect the amounts reported in the Company's consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable at the time under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and disclosure, if any, of contingent assets and liabilities and reported amounts of revenues and expenses. Actual results could differ from those estimates and judgments.
Revisions to accounting estimates are recognized in the period in which the estimate is revised and in any future periods affected.
Significant accounting estimates include:
i.the determination of net realizable value of inventory;
ii.the determination of the useful life of property, plant and equipment;
iii.the determination of the useful life of intangible assets;
iv.the valuation and measurement of the convertible debt and the related conversion and redemption features;
v.the valuation and measurement of warrant liabilities;
vi.the determination of the undiscounted future cash flows and recoverability of the long-lived assets including cost to complete assets under construction and timing of the completion;
vii.the determination of the incremental borrowing rate and lease term for operating lease and finance lease right-of-use assets (“ROU assets”) and operating lease and finance lease liabilities; and
viii.the determination of the transaction price used for revenue recognition.

Inventories, net
Raw materials, finished goods and expendable spare parts are valued at the lower of cost and net realizable value (“NRV”). Cost is determined on a weighted average basis. The cost of finished goods includes the cost of raw materials and the applicable share of the cost of labor and fixed and variable production overheads. Net realizable value is the estimated selling price less the estimated cost of completion and the estimated costs necessary to make the sale. Costs of idle plant operations are expensed. Expendable spare parts are expensed when used.
On a periodic basis, Li-Cycle performs an assessment of net realizable value to determine whether the cost of inventory has dropped below net realizable value. A write-down of inventory to the lower of cost and NRV at the close of a fiscal year creates a new cost basis that subsequently cannot be marked up based on changes in underlying circumstances after the company’s fiscal year-end.
Net realizable value is estimated based upon assumptions made about demand for Li-Cycle’s products and market conditions. If actual market conditions are less favorable than projected, further adjustments may be required that would increase the write-down of inventory in the period in which such a determination is made.

Property, plant and equipment, net
Depreciation is charged to the consolidated statements of operations and comprehensive income (loss) on a straight-line basis over the estimated useful lives of each part of an item of property, plant and equipment. The estimated useful lives, residual values and method of depreciation are reviewed whenever events or circumstances indicate that a revision is warranted and any changes are accounted for on a prospective basis. The estimated useful lives are as follows:

Computers	3 years
Vehicles	5 years
Plant equipment	5 years
Furniture	7 years
Storage containers	10 years
Processing equipment and rotable parts	5 to 10 years
Buildings	49 years
Leasehold improvements	Shorter of term of lease or estimated useful life
Estimating the useful life of property, plant and equipment requires judgment and is based on the Company's historical experience and expected use of the property, plant and equipment. The effects of obsolescence, demand, and other economic factors such as the stability of the industry may impact the Company's determination of useful life.
Convertible Debt
Convertible instruments are assessed to determine classification of the whole instrument and to determine how to account for any conversion features or non-equity derivative instruments. The host instrument (i.e., convertible note element of the outstanding instruments) is classified as a financial liability and recorded at the present value of the Company’s obligation to make future interest payments in cash and settle the redemption value of the instrument in cash. The carrying value of the host instrument is accounted for at amortized cost and is therefore accreted to the original face value of the instrument, over the life, using the effective interest method. Where any embedded elements are noted, these elements are assessed for bifurcation in accordance with ASC 815 - Derivatives and Hedging. The conversion option components of convertible debt instruments issued by the Company are recorded as financial liabilities, in accordance with the substance of the contractual arrangements and the definitions of a financial liability. If any conversion options require bifurcation as embedded derivatives, such embedded derivative liabilities are initially recognized at fair value and classified as derivatives in the balance sheet. Changes in the fair value of the embedded derivative liabilities are subsequently accounted for directly through the consolidated statements of operations and comprehensive income (loss) and are included in operating activities in the consolidated statements of cash flows as non-cash adjustment.
The conversion options are valued using certain directly and indirectly observable inputs and are classified as Level 2 in the fair value hierarchy in accordance with ASC 820 - Fair Value Measurement. In determining the estimated fair value of the conversion options, the Company utilizes the most recent data available including risk-free interest rate, expected life of options, expected dividend yield, expected stock price volatility, and the Company's share price. Refer to Note 17 in the Consolidated Financial Statements for a summary of significant assumptions. The embedded derivatives are valued using the Binomial Option Pricing Model for the KSP Convertible Notes and Finite Difference Method for the Glencore Convertible Notes.
Warrants and warrant liability
The Company’s warrants, which the Company assumed from the Business Combination with Peridot Acquisition Corp., entitled the holder to purchase one common share of Li-Cycle Holdings Corp. upon payment of the price of $11.50 per share.
The Company evaluated the warrants to determine if they would be considered indexed to the Company’s own stock and would therefore be considered equity-classified awards or if they would be considered liability-classified awards. Some terms of the warrants, such as those related to settlement provisions and adjustments related to registration of shares, do not meet the criteria for being classified as equity. Therefore, the warrants are liability-classified.
Liability-classified warrants are measured at fair value at each balance sheet date. The fair value of the warrant is presented as warrant liability on the consolidated balance sheets with the corresponding change in value shown as fair value gain or loss on financial instruments within the consolidated statements of operations and comprehensive income (loss).

Upon and subsequent to the consummation of the Business Combination, the Company measured the fair value of warrants the quoted prices of the Company’s public warrants traded under symbol “LICY.WS” on the New York Stock Exchange, which is classified as a Level 1 input for the public warrants and as a Level 2 input for the private placement warrants within the fair value hierarchy in accordance with ASC 820 - Fair Value Measurement. The private placement warrants are valued using the Company's publicly traded fair market value of warrants.

Impairment of Long-Lived Assets
The Company reviews long-lived assets such as plant and equipment, intangible assets with finite useful lives and ROU assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset or asset group may not be recoverable. These events and circumstances may include significant decreases in the market price of an asset or asset group, significant changes in the extent or manner in which an asset or asset group is being used by the Company or in its physical condition, a significant change in legal factors or in the business climate, a history or forecast of future operating or cash flow losses, significant disposal activity, a significant decline in the Company’s share price, a significant decline in revenue or adverse changes in the economic environment.
The long-lived asset impairment test requires the Company to identify its asset groups and test impairment of each asset group separately. Determining the Company’s asset groups and related primary assets requires significant judgment by management. Different judgments could yield different results. The Company’s determination of its asset groups, its primary asset and its remaining useful life, estimated cash flows, cost to complete the assets under construction and timing of the completion are significant factors in assessing the recoverability of the Company’s assets for the purposes of long-lived asset impairment testing.
As of the year ended December 31, 2023, the Company had two separate asset groups: its integrated Spoke and future Hub network in North America, and the EMEA Spoke network.
When indicators of impairment exist, long-lived asset impairment is tested using a two-step process. The Company performs a cash flow recoverability test as the first step, which involves comparing the asset group’s estimated undiscounted future cash flows to the carrying value of its net assets. If the net undiscounted cash flows of the asset group exceed the carrying value of its net assets, long-lived assets are not considered to be impaired. If the carrying value exceeds the net undiscounted cash flows, there is an indication of potential impairment and the second step of the long-lived asset impairment test is performed to measure the impairment amount. The second step involves determining the fair value of the asset group. Fair values are determined using valuation techniques that are in accordance with U.S. GAAP, including the income approach. If the carrying value of the asset group’s net assets exceeds its fair value, then the excess represents the maximum amount of potential impairment that will be allocated to long-lived assets in the asset group, with the limitation that the carrying value of each separable asset cannot be reduced to a value lower than its individual fair value.
Management determined that the pause on the construction work on its Rochester Hub project pending completion of a comprehensive strategic review to be an indicator for potential impairment requiring it to perform a recoverability assessment. These actions represent a trigger requiring management to perform a recoverability test in line with Step 1 of the impairment assessment which compares the expected net undiscounted cash flows to be derived from the asset group for the remaining useful life of the asset group’s primary asset compared to its carrying value. For the year ended December 31, 2023, the Company has not experienced impairment losses on its long-lived assets on the basis that the net undiscounted cash flows for the asset groups exceed their carrying values.
The determination of the future net undiscounted cash flows used in the recoverability test required significant judgment and estimate. The areas with the highest degree of judgment related to the North America asset group and included:
•The determination of the primary asset of the North America asset group being the combination of the ROU asset arising from the ground lease related to the Rochester Hub and the Rochester Hub buildings, due to the fact that they have the longest remaining useful life, the location of the land together with the building that is fundamental to the overall future operations of the Hub site and that the remainder of the equipment for this asset group would have not otherwise been acquired if not for this location and buildings.
•The life of the net undiscounted cash flow model was determined to be 40 years, to address estimation uncertainty relative to the remaining useful life of 49 years for the primary asset and aligning with the renewal options for the ground lease related to the Rochester Hub. The Company considered that it is reasonably certain that it will exercise each renewal option beyond the initial term, up to the maximum of 49 years inclusive of the initial non-cancellable period. To maintain the assets in good working order to generate cash flows over the projected term, sustaining capital expenditures were included based on widely accepted industry guidance from engineering, procurement, construction management firms and institutions such as the Chemical Engineering Plant Cost Index. The total cash flows were reviewed over the 40 years relative to the asset carrying value and it was noted that the carrying value of the asset group could be supported by the cash flows stemming from approximately the first 16 years of the model.
•Significant cash inflows:
◦Financing to complete the construction of the Rochester Hub is assumed to be available to Li-Cycle. The company is pursuing funding alternatives in the form of bridge financing, project financing, and additional long-term funding alternatives. Two separate models were considered in order to reflect the impact of potential financing in a binary situation. The model which assumed no funding included significantly lower undiscounted net cash flows, which do not exceed the carrying amount of the North America asset group. If over time Li-Cycle does not obtain financing, there could be an impairment. The model which assumed no funding received a remote weighting when determining the amount of undiscounted net cash flows, however, was considered for completeness purposes. When sensitized to consider an equal weighting to the receipt of funding and lack thereof, the undiscounted net cash flows were still higher than the carrying value of the North America asset group.
◦Revenues are driven by the sale of end products from the Hub in an MHP only scenario and does not include the construction costs of the process areas required to produce nickel sulphate and cobalt sulphate. The key end product outputs include lithium carbonate and a mixed hydroxide product containing nickel, cobalt, and manganese. End product revenues can be further broken into price and volume.
▪The Company was required to estimate the prices of commodities of the constituent metals of lithium-ion battery materials over the 40-year period included in the recoverability test. The Company benchmarked the commodity prices based on external industry publications, the most significant metal contributing to the value of net undiscounted cash flows is lithium. Additionally, the Company was required to estimate the percentage of metal payables that the Company would receive on MHP products being sold (“MHP payables”), which was benchmarked to historical actual and forecasts from offtake partners. The Company further sensitized for the price of commodities (including nickel, cobalt, and lithium) increasing or decreasing by 15% of the forecasted prices for the life of the model. Separately, the Company sensitized MHP payables increasing or decreasing by 10% for the life of the model. Under either sensitized assumption the undiscounted net cash flows were still higher than the carrying value of the North America asset group.
▪End product volumes are based on the capacities of the Spoke network and Rochester Hub and further impacted by the Company’s metal recoveries through the Spoke and Hub processes. When sensitized for the Hub recoveries increasing or decreasing by 5% the undiscounted net cash flows were still higher than the carrying value of the North America asset group.
•Significant cash outflows:
◦Rochester Hub forecasted commissioning and operating costs which are primarily driven by the cost of reagents, labor, and utilities were developed through an internal engineering and technical report based on the Association for the Advancement of Cost Engineering to a Class 2 standard. When sensitized such that operating costs were to increase or decrease by 10% the undiscounted net cash flows were still higher than the carrying value of the North America asset group.
◦The prices that Li-Cycle pays for battery feedstock for the Spoke network are generally tied to commodity prices for the metals contained in those battery feedstocks or products, notably nickel, cobalt. The company estimated forecasted commodity prices as discussed above. When sensitized for the price of commodities (including nickel, cobalt, and lithium) increasing or decreasing by 15% of the forecasted prices, the undiscounted net cash flows were still higher than the carrying value of the North America asset group.
◦Construction costs to complete the Rochester Hub were developed based on the technical report for an MHP process. While these construction costs are not significant to the overall model, as proven through the sensitivity exercise whereby an increase or decrease of 5% in either direction does not impact the overall conclusion that the undiscounted net cash flows are higher than the carrying value of the North America asset group, they are significant in determining the funding gap which is assumed to be secured as discussed above.
The Company has performed a sensitivity analysis to identify the impact of changes in its significant assumptions on the results of the recoverability test. As part of the sensitivity analysis, management stress tested the point in which a change in each significant assumption will cause the net undiscounted cash flows to no longer exceed the carrying amount of the asset group and then assessed whether such change is reasonable considering the nature of the assumption. Further details as to the sensitivity considered on the most critical inputs are noted above. It was determined that the recoverability test, including the considered impact of the sensitivities analysis shows that the undiscounted net cash flows were still higher than the carrying value of the North America asset group.
Leases
Contracts are reviewed at inception to determine if the arrangement is a lease and, if so, whether it is an operating or finance lease. The Company recognizes a right-of-use asset and a corresponding lease liability with respect to all lease arrangements in which it is the lessee, except for short-term leases (defined as leases with a lease term of 12 months or less and do not contain purchase options or renewal terms that are reasonably certain to exercise). For these leases, the Company recognizes the lease payments as an operating expense on a straight-line basis over the term of the lease unless another systematic basis is more representative of the time pattern in which economic benefits from the leased assets are consumed. Variable lease payments based on an index are included when recognizing the initial right-of-use asset and corresponding lease liability using the index at the commencement date of the lease and is only remeasured when there is a separate modification which occurs to the lease.
The lease liability is initially measured at the present value of the lease payments that are not paid at the commencement date, discounted by using the rate implicit in the lease. If this rate cannot be readily determined, the Company uses its incremental borrowing rate. The operating lease liability and finance lease liability are presented as separate lines in the consolidated balance sheets.
A portion of the Company’s lease agreements include renewal periods at the Company’s option. The Company includes these renewal periods in the lease term only when renewal is reasonably certain based upon facts and circumstances specific to the lease and known by the Company.
The operating lease right-of-use assets and finance lease right-of-use-assets are presented as separate lines in the consolidated balance sheets.
The Company applies ASC 360 - Property, Plant and Equipment to determine whether a right-of-use asset is impaired and accounts for any identified impairment loss as described in the “Impairment of long-lived assets” policy.
As a practical expedient, ASC 842 - Leases permits a lessee not to separate non-lease components, and instead account for any lease and associated non-lease components as a single arrangement. The Company has elected to use this practical expedient.
The Company estimates incremental borrowing rates based on directly observable inputs including risk-free interest rates and credit spreads. Determination of lease terms for the Company's operating leases includes assessment of renewal options and whether the Company is reasonably certain to exercise those options. The Company applies judgment in assessing such options based on historical experience and planned use of the leased assets.

Revenue Recognition

The Company’s principal activities generate revenues from the operation of lithium-ion battery recycling plants. The Company uses the following five step approach to revenue recognition:

Step 1: Identify the contract(s) with a customer
Step 2: Identify the performance obligations in the contract
Step 3: Determine the transaction price
Step 4: Allocate the transaction price to the performance obligations in the contract
Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation
The Company recognizes revenue from the following major sources:
i.Sale of products which includes BM&E and shredded metal
ii.Services for recycling lithium-ion batteries which includes coordination of logistics and destruction of batteries
Revenue is measured based on the consideration to which the Company expects to be entitled under a contract with a customer. The Company recognizes revenue when it transfers control of a product or service to a customer as outlined in the contractual terms. There are no significant financing components associated with the Company’s payment terms.
For sale of products, revenue is recognized when control of the goods has transferred, typically when the goods have been transferred to the customer. A receivable is recognized by the Company when the goods are transferred to the customer as this represents the point in time at which the right to consideration becomes unconditional, as only the passage of time is required before payment is due. The Company estimates the amount of consideration to which it expects to be entitled under provisional pricing arrangements, which is based on the initial assay results and market prices of certain constituent metals on the date control is transferred to the customer. The final consideration for BM&E and shredded metal sales is based on the mathematical product of: (i) market prices of certain constituent metals at the date of settlement, (ii) product weight, and (iii) final assay results (ratio of the constituent metals based on the initial assay and subsequently trued up by customer confirmation). Certain adjustments to revenue like handling and refining charges are also made per contractual terms with customers. Product sales and the related trade accounts receivable are measured using provisional prices for the constituent metals on initial recognition and any unsettled sales are remeasured at the end of each reporting period using the market prices of the constituent metals at the estimated settlement dates. Upon settlement of a sale transaction, the Company will receive or pay the incremental amount to settle the final consideration based on the constituent metal prices on the settlement date. Changes in the fair value of the receivable or payable following the sale are recognized as an adjustment in revenue and the related accounts receivable or accounts payable. If a significant decline in metal prices occurs, or assay data results in a significant change in quantity between the provisional pricing date and the final settlement date, it is reasonably possible that the Company could be required to pay an incremental amount to settle the final consideration.
Depending on contract terms with customers, the payment of receivables may take up to 12 months from date of transfer of control. The Company has elected to use the practical expedient for financing components related to its sales contracts. The Company does not recognize interest expense on contracts for which the period between receipt of customer payments and sale to the customer is one year or less.
Recycling service revenue is recognized at a point in time either upon receipt of the batteries from the customers or upon completion of the services. The price for services is separately identifiable within each contract and services are not subject to provisional pricing.
Revenues are recorded net of estimated allowances and discounts based upon historical experience and current trends at the time revenue is recognized. These estimates are based on historical rates of customer returns and allowances. The actual amount of customer returns and allowances, which are inherently uncertain, may differ from the Company's estimates. The Company has elected to exclude sales tax from the transaction price.
In the ordinary course of business, the Company may have consideration payable to customers in relation to recycling services, which has been netted against revenue and the consideration receivable from the customers.

Recently Issued Accounting Standards Not Yet Adopted
From time to time, new accounting standards, amendments to existing standards, and interpretations are issued by the FASB. Unless otherwise discussed, and as further highlighted in Note 2 to the Consolidated Financial Statements, Li-Cycle is in the process of assessing the impact of recently issued standards or amendments to existing standards that are not yet effective.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Li-Cycle is exposed to various risks in relation to financial instruments. The main types of risks are currency risk and interest rate risk. While Li-Cycle may enter into hedging contracts from time to time, any change in the fair value of the contracts could be offset by changes in the underlying value of the transactions being hedged. Furthermore, Li-Cycle does not have foreign-exchange hedging contracts in place with respect to all currencies in which it does business.
Currency Risk
The Company is exposed to currency risk as its cash is mainly denominated in U.S. dollars, while its operations also require Canadian dollars and other currencies in addition to U.S. dollars. As at December 31, 2023, the impact of a 5% change in these respective currencies versus the U.S. dollar, would result in an immaterial impact. Furthermore, Li-Cycle does not have foreign-exchange hedging contracts in place with respect to all currencies in which it does business.
Interest Rate Risk
Interest rate risk is the risk arising from the effect of changes in prevailing interest rates on the Company’s financial instruments. The Company is exposed to interest rate risk, as it has variable interest rate debt that includes an interest rate floor and cap. The Company does not expect changes in interest rates to have a material impact on its business and does not engage in interest rate hedging activities.
Credit and Liquidity Risks
Credit risks associated with cash are minimal as the Company deposits the majority of its cash with large Canadian and U.S. financial institutions above a minimum credit rating and with a cap on maximum deposits with any one institution. The Company’s credit risks associated with receivables are managed through the use of long-term contracts and payment terms with customers and exposure to potential loss is also assessed as minimal.
The Company’s revenue and accounts receivable primarily come from three key customers under long-term contracts. The Company manages this risk by engaging with reputable multi-national corporations in stable jurisdictions and performing a review of a potential customer’s financial health prior to engaging in business.
Management is assessing its liquidity risk management framework for the management of the Company’s short-term, medium and long-term funding and liquidity requirements.
Market Risks
The Company is exposed to commodity price movements for the inventory it holds and the products it produces. Commodity price risk management activities are currently limited to monitoring market prices. The Company’s revenues are sensitive to the market prices of the constituent payable metals contained its products, notably cobalt and nickel. The Company does not engage in commodity price hedging activities.
The following table sets out the Company's exposure, as of December 31, 2023 and December 31, 2022, in relation to the impact of movements in the cobalt and nickel price for the provisionally invoiced sales volume of BM&E by metric tonne:

	Cobalt		Nickel
	2023	2022	2023	2022
Metric tonnes subject to fair value pricing adjustments	2,313	4,428	2,313	4,428
10% increase in prices	$0.2	$0.8	$0.3	$1.4
10% decrease in prices	$(0.2)	$(0.8)	$(0.3)	$(1.4)

The following table sets out the period end commodity prices for cobalt and nickel as at December 31, 2023 and 2022:

	Market price per tonne
As at December 31,	2023	2022
Cobalt	$28,660	$41,337
Nickel	16,250	30,400
Capital Risk Management
The Company's objective when managing its capital is to ensure that it will be able to continue as a going concern while maximizing the return to shareholders through the optimization of the debt and equity balance. The capital structure of the Company consists of net cash (cash and cash equivalents after deducting convertible debt) and equity of the Company (comprising issued share capital and other reserves). The Company is not subject to any externally imposed capital requirements as of December 31, 2023.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Li-Cycle Holdings Corp.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Li-Cycle Holdings Corp. and subsidiaries (the Company) as of December 31, 2023, December 31, 2022 and October 31, 2022, the related consolidated statements of operations and comprehensive income (loss), consolidated statement of equity, and cash flows for the year ended December 31, 2023, the two-month period ended December 31, 2022, and the year ended October 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, December 31, 2022 and October 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2023, the two-month period ended December 31, 2022, and the year ended October 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2024 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(iii) to the consolidated financial statements, the Company has suffered recurring losses from operations since inception, continued cash outflows from operating activities and paused it’s construction of the Rochester Hub project, that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1(iii). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of revenue recognized from the sale of products

As discussed in Note 3 to the consolidated financial statements, product revenue from Black Mass & Equivalents and shredded metal, and the related trade accounts receivables, are measured at initial recognition using provisional prices for the constituent metals on initial recognition and any unsettled sales are remeasured at the end of each reporting period using the market prices of the constituent metals. As discussed in Note 2 to the consolidated financial statements, the final consideration for Black Mass & Equivalents and shredded metal sales is based on the mathematical product of: (i) market prices of certain constituent metals at the date of settlement, (ii) product weight, and (iii) final assay results. As discussed in Note 3 to the consolidated financial statements, the Company reported product sales revenue of $12.6 million for the year ended December 31, 2023, and $5.8 million for the 2 months ended December 31, 2022.

We identified the evaluation of revenue recognized from the sale of products as a critical audit matter. The evaluation of revenue recognized from the sale of products required a high degree of audit effort and judgment due to the complexity of the revenue recognition process, as a result of the nature of the contracts with the customers and the key inputs used for determining revenue from the sale of products.

The following are the primary procedures we performed to address this critical audit matter. We assessed the appropriateness of the Company’s revenue recognition policy by reading the contracts with the Company’s customers. We confirmed the pricing terms used for determining the amount of product revenue from the sale of products with certain customers. We tested market prices of certain constituent metals for a sample of revenue transactions by comparing the market prices per the Company’s sales invoices to publicly available market price information for the constituent metals. We tested product weight for a sample of revenue transactions by comparing product weight per sales invoices to shipping documents. We tested assay results for a sample of revenue transactions by comparing assay results per sales invoices to confirmation received directly from management’s expert used to provide assay results.

Evaluation of long-lived asset impairment

As discussed in Note 2 to the consolidated financial statements, the Company reviews long-lived assets such as plant and equipment, intangible assets with finite useful lives and ROU assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset or asset group may not be recoverable. The long-lived asset impairment test requires the Company to identify its asset groups and test impairment of each asset group separately. As of the year ended December 31, 2023, the Company had two separate asset groups: its integrated Spoke and future Hub network in North America, and the EMEA Spoke network. The Company’s determination of its asset groups, its primary asset and its remaining useful life, estimated cash flows, cost to complete the assets under construction and timing of the completion are significant factors in assessing the recoverability of the Company’s assets for the purposes of long-lived asset impairment testing. The determination of the future net undiscounted cash flows used in the recoverability test required significant judgments and estimates. For the year ended December 31, 2023, the Company has not experienced impairment losses on its long-lived assets on the basis that the net undiscounted cash flows for the asset groups exceed their carrying values.

We identified the evaluation of long-lived asset impairment as a critical audit matter. A high degree of audit effort and judgment was required to evaluate the Company’s long-lived asset impairment assessment due to the degree of estimation uncertainty and judgment involved in determining the estimated useful life of the primary asset and the estimated cashflows from the sale of products. This included the assessment of assumptions over the recycling capacity utilization, pricing and operating margins which were used in determining the undiscounted cashflows. Changes to these assumptions could have had a significant impact on the Company's determination of the undiscounted cashflows used in the recoverability test for its asset groups.

The following are the primary procedures we performed to address this critical audit matter. We assessed the determination of the estimated useful life of the primary asset by considering the Company’s business plan and comparing to publicly available information on useful life of similar assets. We assessed the recycling capacity utilization by comparing the forecast utilization rate to publicly available information for similar assets and inspecting contracts with raw materials suppliers. We compared the forecast metal prices to publicly available forward curves for the relevant metal. We assessed the Company’s forecast operating margins by comparing raw material costs to contracts with suppliers and unit cost of raw materials to publicly available forward curves for metals and by comparing other variable and fixed conversion costs to historical conversion costs and forecast recycling capacity utilization. We performed sensitivity analysis over the key assumptions used in performing the recoverability test to assess the impact of changes in those assumptions.

/s/ KPMG LLP

We have served as the Company’s auditor since 2022.

Vaughan, Canada
March 15, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Li-Cycle Holdings Corp.:

Opinion on Internal Control Over Financial Reporting

We have audited Li-Cycle Holdings Corp.’s and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023, December 31, 2022 and October 31, 2022, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the year ended December 31, 2023, two month period ended December 31, 2022 and year ended October 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated March 15, 2024 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses related to the following have been identified and included in management’s assessment.

•an ineffective control environment due to insufficient number of experienced personnel with the appropriate technical training to allow for a detailed review of transactions that would identify errors in a timely manner.
•an ineffective risk assessment process to identify all relevant risks of material misstatement and to evaluate the implications of relevant risks on its ICFR, resulting from the insufficient number of experienced personnel described above.
•an ineffective information and communication processes, related to insufficient communication of internal control information and the operating ineffectiveness of its general IT controls to ensure the quality and timeliness of information used in control activities, including related to service organizations.
•ineffective process-level and financial statement close control activities primarily due to a lack of sufficient documentation to provide evidence of operating effectiveness of controls.

The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A. Controls and Procedures subheader “Management’s Report on Internal Control over Financial Reporting” found in the 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Vaughan, Canada
March 15, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Li-Cycle Holdings Corp.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Li-Cycle Holdings Corp. and subsidiaries (the "Company") as of October 31, 2021, the related consolidated statements of operations and comprehensive loss, equity, and cash flows, for the year ended October 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2021, and the results of its operations and its cash flows for the year ended October 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(iii) to the financial statements, the Company has suffered recurring losses from operations since inception and continued cash outflows from operating activities, that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1(iii). The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We have not audited any financial statements of the Company for any period subsequent to October 31, 2021, nor have we performed a review of interim financial statements in conformity with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB).

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Deloitte LLP
Chartered Professional Accountants
Licensed Public Accountants

Toronto, Canada
February 1, 2024

We began serving as the Company’s auditor in 2019. In 2022, we became the predecessor auditor.

Li-Cycle Holdings Corp.
Consolidated statements of operations and comprehensive income (loss)
All dollar amounts presented are expressed in millions of US dollars except share and per share amounts

	For the year ended December 31, 2023	For the 2 months ended December 31, 2022	For the year ended October 31, 2022	For the year ended October 31, 2021

Revenue
Product revenue	$12.6	$5.8	$12.1	$6.9
Recycling service revenue	5.7	0.1	1.3	0.4
Total revenue	18.3	5.9	13.4	7.3

Cost of sales
Cost of sales - Product revenue	(80.0)	(10.8)	(48.4)	(13.3)
Cost of sales - Recycling service revenue	(1.8)	—	—	—
Total cost of sales	(81.8)	(10.8)	(48.4)	(13.3)
Selling, general and administrative expense	(93.4)	(14.7)	(74.9)	(22.7)
Research and development	(5.7)	(0.7)	(2.4)	(3.4)
Loss from operations	$(162.6)	$(20.3)	$(112.3)	$(32.1)

Other income (expense)

Interest income	12.7	3.5	7.0	0.1
Interest expense	(7.6)	(2.2)	(12.5)	(2.6)
Foreign exchange loss	(2.5)	(0.8)	—	(0.7)
Fair value gain (loss) on financial instruments	22.1	21.4	67.5	(35.2)
	$24.7	$21.9	$62.0	$(38.4)

Net (loss) income before taxes	$(137.9)	$1.6	$(50.3)	$(70.5)
Income tax	(0.1)	—	—	—
Net (loss) income and comprehensive (loss) income	$(138.0)	$1.6	$(50.3)	$(70.5)

(Loss) earnings per common share - basic and diluted	$(0.78)	$0.01	$(0.29)	$(0.64)

The accompanying notes are an integral part of the consolidated financial statements.

Li-Cycle Holdings Corp.
Consolidated balance sheets
All dollar amounts presented are expressed in millions of US dollars except share and per share amounts
	December 31,	December 31,	October 31,	October 31,
	2023	2022	2022	2021

Assets
Current assets
Cash and cash equivalents	$70.6	$517.9	$578.3	$596.9
Restricted cash	9.7	—	—	—
Accounts receivable (net of allowance for credit losses of $0)	1.0	4.3	1.5	4.1
Other receivables	1.9	9.8	7.7	0.9
Prepayments, deposits and other current assets	56.2	95.2	85.8	8.6
Inventories, net	9.6	7.7	7.5	1.2
Total current assets	149.0	634.9	680.8	611.7

Non-current assets
Property, plant and equipment, net	668.8	210.0	150.2	26.4
Operating lease right-of-use assets	56.4	43.2	42.6	18.6
Finance lease right-of-use assets	2.2	—	—	—
Other assets	9.6	4.6	3.9	—
	737.0	257.8	196.7	45.0
Total assets	$886.0	$892.7	$877.5	$656.7

Liabilities
Current liabilities
Accounts payable	$76.4	$20.1	$12.6	$9.4
Accrued liabilities	75.7	51.8	33.8	9.4
Deferred revenue	0.2	—	—	—
Operating lease liabilities	4.4	4.3	3.9	1.8
Total current liabilities	156.7	76.2	50.3	20.6

Non-current liabilities
Operating lease liabilities	56.2	41.7	40.5	18.7
Finance lease liabilities	2.3	—	—	—
Deferred revenue	5.3	—	—	—
Convertible debt	288.1	272.8	288.5	100.9
Warrants	—	—	—	82.1
Asset retirement obligations	1.0	0.4	0.4	0.4
	352.9	314.9	329.4	202.1
Total liabilities	$509.6	$391.1	$379.7	$222.7
Commitments and Contingencies (Note 23)

Equity
Common stock and additional paid-in capital Authorized unlimited shares, Issued and outstanding - 178.2 million shares (176.1 million, 176.0 million, 163.3 million shares at December 31, 2022, October 31, 2022 and 2021, respectively)	648.3	635.3	633.1	519.3
Accumulated deficit	(271.6)	(133.6)	(135.2)	(85.0)
Accumulated other comprehensive loss	(0.3)	(0.3)	(0.3)	(0.3)
Non-controlling interest	—	0.2	0.2	—
Total equity	376.4	501.6	497.8	434.0
Total liabilities and equity	$886.0	$892.7	$877.5	$656.7

The accompanying notes are an integral part of the consolidated financial statements.

Li-Cycle Holdings Corp.
Consolidated statements of equity
All dollar amounts presented are expressed in millions of US dollars except share and per share amounts

	Number of common shares[1]	Common stock and additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Equity attributable to the shareholders of Li-Cycle Holdings Corp.	Non-controlling interest	Total
Balance, November 1, 2020	83.4	$16.3	$(14.5)	$(0.3)	$1.5	$—	$1.5
Series C Class A shares issued in private placement	11.2	21.6	—	—	21.6	—	21.6
Shares issued for non-cash costs	0.5	—	—	—	—	—	—
Issuance of shares through Business Combination	65.7	477.0	—	—	477.0	—	477.0
Settlement of RSUs	0.4	0.8	—	—	0.8	—	0.8
Exercise of stock options	2.1	0.2	—	—	0.2	—	0.2
Stock-based compensation - RSUs	—	0.7	—	—	0.7	—	0.7
Stock-based compensation - options	—	2.7	—	—	2.7	—	2.7
Net loss and comprehensive loss	—	—	(70.5)	—	(70.5)	—	(70.5)
Balance, October 31, 2021	163.3	519.3	(85.0)	(0.3)	434.0	—	434.0
Settlement of RSUs	0.3	—	—	—	—	—	—
Exercise of stock options	1.4	—	—	—	—	—	—
Exercise of warrants	5.7	46.0	—	—	46.0	—	46.0
Issuance of shares to LGES and LGC	5.3	49.7	—	—	49.7	—	49.7
Stock-based compensation - RSUs	—	11.5	—	—	11.5	—	11.5
Stock-based compensation - options	—	6.6	—	—	6.6	—	6.6
Non-controlling interest in subsidiary	—	—	—	—	—	0.3	0.3
Net loss and comprehensive loss	—	—	(50.2)	—	(50.2)	(0.1)	(50.3)
Balance, October 31, 2022	176.0	633.1	(135.2)	(0.3)	497.6	0.2	497.8
Settlement of RSUs	—	—	—	—	—	—	—
Exercise of stock options	0.1	—	—	—	—	—	—
Stock-based compensation - RSUs	—	1.6	—	—	1.6	—	1.6
Stock-based compensation - options	—	0.6	—	—	0.6	—	0.6
Net income and comprehensive income	—	—	1.6	—	1.6	—	1.6
Balance, December 31, 2022	176.1	635.3	(133.6)	(0.3)	501.4	0.2	501.6
Settlement of RSUs	0.8	—	—	—	—	—	—
Exercise of stock options	1.3	—	—	—	—	—	—
Stock-based compensation - RSUs	—	9.8	—	—	9.8	—	9.8
Stock-based compensation - options	—	3.6	—	—	3.6	—	3.6
Payment to the holders of non-controlling interest in subsidiary	—	(0.4)	—	—	(0.4)	(0.2)	(0.6)
Net loss and comprehensive loss	—	—	(138.0)	—	(138.0)	—	(138.0)
Balance, December 31, 2023	178.2	$648.3	$(271.6)	$(0.3)	$376.4	$—	$376.4
1The number of common shares has been retrospectively adjusted to reflect the reverse capitalization. See Note 1ii.
The accompanying notes are an integral part of the consolidated financial statements.

Li-Cycle Holdings Corp.
Consolidated statements of cash flows
All dollar amounts presented are expressed in millions of US dollars except share and per share amounts

	For the year ended December 31, 2023	For the 2 months ended December 31, 2022	For the year ended October 31, 2022	For the year ended October 31, 2021
Operating activities
Net (loss) income	$(138.0)	$1.6	$(50.3)	$(70.5)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock-based compensation expense	12.7	2.1	17.5	4.0
Depreciation and amortization	8.9	1.3	3.7	1.6
Loss on write off of fixed assets	3.9	—	—	—
Foreign exchange (gain) loss	1.2	0.8	(1.3)	0.6
Fair value (gain) loss on financial instruments	(22.1)	(21.4)	(67.5)	35.2
Inventory write downs to net realizable value	6.0	1.0	6.4	2.9
Income tax expense	0.1	—	—	—
Bad debt expense	1.2	—	—	—
Interest and accretion on convertible debt	7.6	2.2	12.3	1.1
Non-cash lease expense	0.6	0.3	0.9	—
	(117.9)	(12.1)	(78.3)	(25.1)
Changes in working capital items:
Accounts receivable	2.5	(2.8)	2.6	(3.5)
Other receivables	8.0	(2.2)	(6.8)	(0.7)
Prepayments and deposits	(1.9)	0.3	(3.3)	(4.8)
Inventories	(8.7)	(1.3)	(12.7)	(3.9)
Deferred revenue	0.2	—	—	—
Accounts payable	8.1	(5.8)	7.1	7.0
Accrued liabilities	9.9	(17.0)	14.4	5.4
Net cash used in operating activities	$(99.8)	$(40.9)	$(77.0)	$(25.6)

Investing activities
Purchases of property, plant, equipment, and other assets	(334.9)	(18.9)	(190.1)	(21.4)
Net cash used in investing activities	$(334.9)	$(18.9)	$(190.1)	$(21.4)

Financing activities
Payments of transaction costs	(7.8)	(0.6)	(0.3)	—
Proceeds from reservation fees recorded in deferred revenue	5.3	—	—	—
Capital contribution from (payment to) the holders of non-controlling interest in subsidiary	(0.4)	—	0.3	—
Proceeds from private share issuance, net of share issuance costs	—	—	—	21.6
Proceeds from public share issuance, net of share issuance costs	—	—	49.7	525.3
Proceeds from exercise of stock options	—	—	—	0.2
Proceeds from exercise of warrants	—	—	0.1	—
Proceeds from convertible debt, net of issuance cost	—	—	198.7	98.4
Proceeds from loan payable	—	—	—	10.1
Proceeds from government grants	—	—	—	0.1
Repayment of loan payable	—	—	—	(12.5)
Net cash (used in) provided by financing activities	$(2.9)	$(0.6)	$248.5	$643.2

Net change in cash, cash equivalents and restricted cash	(437.6)	(60.4)	(18.6)	596.2
Cash, cash equivalents and restricted cash, beginning of year	517.9	578.3	596.9	0.7
Cash, cash equivalents and restricted cash, end of year	$80.3	$517.9	$578.3	$596.9

Supplemental non-cash investing activities:
Purchases of property and equipment included in liabilities	$87.6	$48.6	$7.2	$2.1
Supplemental information:
Interest paid	$—	$—	$(0.2)	$(1.5)

The accompanying notes are an integral part of the consolidated financial statements.

Li-Cycle Holdings Corp.
Notes to the consolidated financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts
1.Corporate information
i.Nature of operations
Li-Cycle’s core business model is to build, own and operate recycling plants tailored to regional needs. Li-Cycle’s Spoke & Hub Technologies™ provide an environmentally-friendly resource recovery solution that addresses the growing global lithium-ion battery recycling challenges supporting the global transition toward electrification.
Li-Cycle Holdings Corp. and its subsidiaries, (collectively “Li-Cycle” or the “Company”) started their business as Li-Cycle Corp., which was incorporated in Ontario, Canada under the Business Corporations Act (Ontario) (“OBCA”) on November 18, 2016. The Company's registered address is 207 Queens Quay West - Suite 590, Toronto, Ontario, Canada.
On August 10, 2021, in accordance with the plan of arrangement to reorganize Li-Cycle Corp., the Company finalized a business combination (the “Business Combination”) with Peridot Acquisition Corp., and the combined company was renamed Li-Cycle Holdings Corp. On closing, the common shares of Li-Cycle Holdings Corp. were listed on the New York Stock Exchange and commenced trading under the symbol “NYSE:LICY”.
ii.Business combination
On February 16, 2021, Li-Cycle Corp. entered into a definitive business combination agreement with Peridot Acquisition Corp. and Li-Cycle Holdings Corp.
On August 10, 2021, in accordance with the plan of arrangement to reorganize Li-Cycle Corp., the Company finalized the business combination with Peridot Acquisition Corp., and the combined company was renamed Li-Cycle Holdings Corp.
As part of this transaction, a total of 3,377,626 Class A shares of Peridot Acquisition Corp. were redeemed by Peridot shareholders, resulting in a total redemption payment of approximately $33.8 million, while the remaining 26,622,374 of Class A shares were converted into common shares of the combined entity, Li-Cycle Holdings Corp. In addition, 7,500,000 Class B shares and 23,000,000 warrants of Peridot Acquisition Corp were converted upon closing into 7,500,000 common shares and 23,000,000 warrants, respectively, of the combined entity, Li-Cycle Holdings Corp.
Li-Cycle Corp.'s existing shareholders exchanged 2,552,450 fully diluted common shares of Li-Cycle Corp. for the shares of the combined entity, Li-Cycle Holdings Corp., at an exchange ratio of approximately 1:39.91, as determined under the plan of arrangement, resulting in 97,508,181 shares of Li-Cycle Holdings Corp. and 4,242,707 stock options of Li-Cycle Holdings Corp. being issued to the existing shareholders of Li-Cycle Corp.
31,549,000 common shares of the combined entity, Li-Cycle Holdings Corp., were issued to new investors (the “PIPE Investors”) at $10.00 per share for a total of $315.5 million under a Private Investment in Public Equity.
Li-Cycle Corp. was identified as the acquirer for accounting purposes. As Peridot Acquisition Corp. did not meet the definition of a business as defined in ASC 805 - Business Combinations (“ASC 805”), the acquisition was not within the scope of ASC 805 and was accounted for as a reverse recapitalization. As a result of the recapitalization, the Company recast its Consolidated Statements of Changes in Equity to reflect the number of common shares deemed to be received in the transaction.
These consolidated financial statements represent the continuance of Li-Cycle Corp. and reflect the identifiable assets acquired and the liabilities assumed of Peridot Acquisition Corp. at fair value at closing, on August 10, 2021, as consideration for the reverse recapitalization. The fair value of the warrants assumed in the transaction was determined based on the market closing price of $2.10 per warrant resulting in total fair value of $48.3 million.
Li-Cycle and Peridot incurred transaction-related costs of $27.0 million and $29.6 million, respectively. Li-Cycle's transaction-related costs, such as commissions, professional fees and regulatory fees, were directly attributable to common share issuances and were deducted from the proceeds of the Business Combination in common stock and additional paid-in capital. Peridot's transaction-related costs were assumed by Li-Cycle and paid out of the gross proceeds from the Business Combination of $581.9 million. Li-Cycle's net cash proceeds from the Business Combination were $525.3 million.

Li-Cycle Holdings Corp.
Notes to the consolidated financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts
The details of the identifiable assets acquired and liabilities assumed as follows:

Fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	$581.9
Warrants	(48.3)
Other payables	(29.6)
Total fair value of assets acquired and liabilities assumed	$504.0
Transaction-related costs	(27.0)
Net amount recognized in common stock and additional paid-in capital	$477.0
As a result of the closing of this transaction, 163,179,555 common shares of the Company were issued and outstanding immediately after the closing.
iii.Going concern
The going concern basis of accounting assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business.
The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. Based on its recurring losses from operations since inception, which included losses from operations of $138.0 million for the year ended December 31, 2023 (income of $1.6 million for the two months period ended December 31, 2022, and losses of $50.3 million for the year ended October 31, 2022), negative cash flows from operating activities of $99.8 million during the year ended December 31, 2023 (two months period ended December 31, 2022 of $40.9 million and year ended October 31, 2022 of $77.0 million), resulting negative working capital of $7.7 million as of December 31, 2023, and the pause on construction of the Rochester Hub project (all as described below), the Company has concluded that there is substantial doubt about its ability to continue as a going concern for a period of one year from the date that these consolidated financial statements were issued.
To date, the Company has financed its operations primarily through proceeds received in connection with: (i) the Business Combination; (ii) the concurrent $315.5 million private placement of common shares; and (iii) private placements of other Company securities (including convertible notes and common shares).
On October 23, 2023, the Company announced that it was pausing construction work on its Rochester Hub project, pending completion of a comprehensive review of the go-forward strategy for the project. The pause in construction was due to escalating costs and the expectation that, aggregate costs to complete the existing scope of the project would exceed the previously disclosed budget of $560.0 million. Prior to the construction pause, stages of commissioning of the Rochester Hub project had been expected to commence in late 2023.
On March 11, 2024, the Company entered into an agreement (the “Glencore Senior Secured Convertible Note Purchase Agreement”) to issue a senior secured convertible note in an aggregate principal amount of $75.0 million to an affiliate of Glencore plc (the “Glencore Senior Secured Convertible Note”). In addition to the Glencore Senior Secured Convertible Note investment, the Company is actively exploring external financing options but there can be no assurance that the Company will be able to secure additional funding, under reasonable commercial terms or at all. Furthermore, any additional financing, including the Glencore Senior Secured Convertible Note investment, may be insufficient to provide sufficient liquidity for ongoing operations, to fund the Company's future growth or capital projects, including the Rochester Hub, or otherwise satisfy any of the Company's funding needs and obligations, and additional financing may have restrictive covenants that significantly limit the Company's operating and financial flexibility or its ability to obtain future financing.
In addition, there are inherent risks associated with the ability of the Company to execute its growth strategy and there can be no assurance that the Company will develop the manufacturing capabilities and processes, secure reliable sources of component supply to meet quality, engineering, design or production standards, or to meet the required production volumes to successfully grow into a viable, cash flow positive, business.
These factors, in addition to the continued rise in inflation, commodity and labor prices and other challenging macroeconomic conditions, have led the Company to implement mitigating initiatives available to it to strengthen its financial position, enhance liquidity and preserve cash flow, depending on how these uncertain circumstances unfold, including:

Li-Cycle Holdings Corp.
Notes to the consolidated financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts
•On October 23, 2023, Li-Cycle announced that it had paused construction work on its Rochester Hub, pending completion of a comprehensive review of the go-forward strategy for the project.
•In connection with the comprehensive review of the go-forward strategy of the Rochester Hub project, the Board of Directors (the “Board”) established a Special Committee comprised of independent directors (the “Special Committee”) to, among other things, (1) oversee and supervise a strategic review of all or any of the Company’s operations and capital projects including its sales, general and administration functions, and (2) consider financing and other strategic alternatives.

•The Special Committee selected Moelis & Company LLC (“Moelis”) and other advisors to assist with exploring financing options to increase the liquidity of Li-Cycle and strategic alternatives, and to assist the Company with managing short-term liquidity and implementing liquidity generating initiatives.
•On November 1, 2023, the Company initiated the implementation of a cash preservation plan (the “Cash Preservation Plan”) including reducing staffing in its corporate support functions, pausing production at its Ontario Spoke and implementing a plan to manage lower levels of BM&E production and otherwise slow down operations at its remaining operating Spoke locations. The Cash Preservation Plan also involves reviewing existing plans for bringing on additional Spoke capacity and taking other steps to preserve the Company’s available cash while pursuing funding alternatives for the Company and continuing to review the go-forward strategy for the Rochester Hub project.
•In addition, the Company is also pursuing additional funding alternatives, including working closely with the United States Department of Energy (“DOE”) towards obtaining financing for the Rochester Hub. As noted above, there can be no assurance that the Company will be able to secure additional funding, under reasonable commercial terms or at all.
These factors represent material uncertainties that cast substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements do not reflect adjustments that would be necessary if the going concern assumption were not appropriate. If the going concern basis was not appropriate for these consolidated financial statements, adjustments may be necessary to the carrying value of assets and liabilities or reported expenses, and these adjustments could be material.
2.    Summary of significant accounting policies
Basis of presentation
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are presented in U.S. Dollars. The consolidated financial statements have been prepared in accordance with the accounting policies set out below.
Basis of consolidation
The Company consolidates all entities that it controls through a majority voting interest and all variable interest entities (“VIE”) for which it is the primary beneficiary. As at December 31, 2023, and comparative reporting periods, the Company does not hold any interest in companies that qualify as VIE. The Company has controlling financial interest in various voting interest entities (“VOE”) through its ownership of majority voting interests in the entities.

Li-Cycle Holdings Corp.
Notes to the consolidated financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts
The Company’s principal subsidiaries and their geographic location as at December 31, 2023 are set forth in the table below:

Company	Law of incorporation	Date of incorporation or acquisition	Ownership interest
Li-Cycle Corp.	Ontario, Canada	November 18, 2016	100%
Li-Cycle Americas Corp.	Ontario, Canada	October 27, 2021	100%
Li-Cycle U.S. Inc.	Delaware, U.S.	October 31, 2021	100%
Li-Cycle Inc.	Delaware, U.S.	March 28, 2019	100%
Li-Cycle North America Hub, Inc.	Delaware, U.S.	September 2, 2020	100%
Li-Cycle Europe AG	Switzerland	October 29, 2021	100%
Li-Cycle APAC PTE. LTD.	Singapore	October 29, 2021	100%
Li-Cycle Germany GmbH	Germany	March 17, 2022	100%
Li-Cycle France SARL	France	April 29, 2022	100%
Li-Cycle United Kingdom Ltd.	United Kingdom	April 6, 2022	100%
Li-Cycle Norway AS	Norway	March 31, 2022 June 29, 2023	67% 100%
Intercompany accounts and transactions have been eliminated on consolidation.
Non-controlling interest is defined as equity in a subsidiary not attributable, directly or indirectly, to a parent where a parent controls one or more entities.
Changes in the Company’s ownership interest in a subsidiary that do not result in the loss of control of the subsidiary are accounted for as equity transactions.
Non-controlling interest is subsequently measured through the consolidated statements of operations and comprehensive income (loss) and will be attributed based on ownership interest and distributions/dividends to the non-controlling interest.
Reclassification
The Company reclassified certain amounts in the consolidated financial statements to conform to the current period's presentation.
Use of estimates
The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions, which are evaluated on an ongoing basis, that affect the amounts reported in the Company's consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable at the time under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and disclosure, if any, of contingent assets and liabilities and reported amounts of revenues and expenses. Actual results could differ from those estimates and judgments.
Revisions to accounting estimates are recognized in the period in which the estimate is revised and in any future periods affected.
Significant accounting estimates include:
i.the determination of net realizable value of inventory;
ii.the determination of the useful life of property, plant and equipment;
iii.the determination of the useful life of intangible assets;
iv.the valuation and measurement of the convertible debt and the related conversion and redemption features;
v.the valuation and measurement of warrant liabilities;
vi.the determination of the undiscounted future cash flows and recoverability of the long-lived assets including cost to complete assets under construction and timing of the completion;
vii.the determination of the incremental borrowing rate and lease term for operating lease and finance lease right-of-use assets (“ROU assets”) and operating lease and finance lease liabilities; and
viii.the determination of the transaction price used for revenue recognition.

Li-Cycle Holdings Corp.
Notes to the consolidated financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts
Segmented information
The Company has determined that there is one operating and reportable segment based on qualitative and quantitative considerations. The accounting policies of the segment is measured in a manner consistent with that of the consolidated financial statements.
Revenue recognition
The Company’s principal activities generate revenues from the operation of lithium-ion battery recycling plants. The Company uses the following five step approach to revenue recognition:
Step 1: Identify the contract(s) with a customer
Step 2: Identify the performance obligations in the contract
Step 3: Determine the transaction price
Step 4: Allocate the transaction price to the performance obligations in the contract
Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation
The Company recognizes revenue from the following sources:
i.Sale of products which includes black mass and black mass equivalents (collectively, “Black Mass & Equivalents”) and shredded metal
ii.Services for recycling lithium-ion batteries which includes coordination of logistics and destruction of batteries
Revenue is measured based on the consideration to which the Company expects to be entitled under a contract with a customer. The Company recognizes revenue when it transfers control of a product or service to a customer as outlined in the contractual terms. There are no significant financing components associated with the Company’s payment terms.
For sale of products, revenue is recognized when control of the goods has transferred, typically when the goods have been transferred to the customer. A receivable is recognized by the Company when the goods are transferred to the customer as this represents the point in time at which the right to consideration becomes unconditional, as only the passage of time is required before payment is due. The Company estimates the amount of consideration to which it expects to be entitled under provisional pricing arrangements, which is based on the initial assay results and market prices of certain constituent metals on the date control is transferred to the customer. The final consideration for BM&E and shredded metal sales is based on the mathematical product of: (i) market prices of certain constituent metals at the date of settlement, (ii) product weight, and (iii) final assay results (ratio of the constituent metals based on the initial assay and subsequently trued up by customer confirmation). Certain adjustments to revenue like handling and refining charges are also made per contractual terms with customers. Product sales and the related trade accounts receivable are measured using provisional prices for the constituent metals on initial recognition and any unsettled sales are remeasured at the end of each reporting period using the market prices of the constituent metals at the estimated settlement dates. Upon settlement of a sale transaction, the Company will receive or pay the incremental amount to settle the final consideration based on the constituent metal prices on the settlement date. Changes in the fair value of the receivable or payable following the sale are recognized as an adjustment in revenue and the related accounts receivable or accounts payable. If a significant decline in metal prices occurs, or assay data results in a significant change in quantity between the provisional pricing date and the final settlement date, it is reasonably possible that the Company could be required to pay an incremental amount to settle the final consideration.
Depending on contract terms with customers, the payment of receivables may take up to 12 months from date of transfer of control. The Company has elected to use the practical expedient for financing components related to its sales contracts. The Company does not recognize interest expense on contracts for which the period between receipt of customer payments and sale to the customer is one year or less.
Recycling service revenue is recognized at a point in time either upon receipt of the batteries from the customers or upon completion of the services The price for services is separately identifiable within each contract and services are not subject to provisional pricing.
Revenues are recorded net of estimated allowances and discounts based upon historical experience and current trends at the time revenue is recognized. These estimates are based on historical rates of customer returns and allowances. The actual amount of customer returns and allowances, which are inherently uncertain, may differ from the Company's estimates. The Company has elected to exclude sales tax from the transaction price.
In the ordinary course of business, the Company may have consideration payable to customers in relation to recycling services, which has been netted against revenue and the consideration receivable from the customers.

Li-Cycle Holdings Corp.
Notes to the consolidated financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts
Cost of sales
Cost of sales includes costs directly attributable to fulfilling the Company’s obligations under customer contracts primarily comprised of employee salaries and benefits for employees involved in sourcing, production and logistics functions, raw material, supplies and finished good costs, depreciation, freight and other plant facilities and other costs, including lease costs.
Stock-based compensation
The Company accounts for stock options using the fair value-based method of accounting for stock-based compensation. Fair values are determined using the Black-Scholes-Merton option pricing model. Management exercises judgment in determining the underlying share price volatility, expected life of the option, expected forfeitures and other parameters of the calculations. The simplified method is used for estimating the expected term of the options since the Company does not have historical exercise experience to develop this assumption. Compensation costs are recognized over the vesting period on a straight-line basis for each tranche as if each award was in substance multiple awards, as an increase to stock-based compensation expense and additional paid-in capital. If, and when, stock options are ultimately exercised, the applicable amounts of additional paid-in capital are transferred to common stock. The Company accounts for award forfeitures by estimating expected forfeitures as compensation cost is recognized and recovering expenses related to unvested awards that are forfeited.
The Company accounts for RSUs under the current plan as equity-settled stock-based payments which are measured at fair value on the grant date. The expense for RSUs is recognized over the vesting period on a straight-line basis for each tranche. Upon settlement of any RSUs, the grant date fair value of the instrument is transferred to common stock.
Research and development expense
Research costs are expensed as incurred. Development costs are capitalized to the extent they meet the necessary capitalization criteria.
Selling, general and administrative expenses
Selling, general and administrative expenses consist of costs not directly attributable to customer contracts and are primarily related to employee salaries and benefits for employees involved in general corporate, selling and marketing functions, professional fees, stock-based compensation, marketing expenses and other general office, administrative and travel related expenditures.
Cash and cash equivalents
Cash consists of cash deposits with financial institutions, while cash equivalents consist of short term guaranteed investment certificates with financial institutions with maturities of less than 90 days.
Restricted cash
As of December 31, 2023, the Company had $9.7 million in restricted cash of which $2.9 million is a security for the Germany Spoke plant and warehouse, and $5.5 million is a bank guarantee against a reservation fee for future battery waste recycling services. Additionally, the Company has funds held as cash collateral for credit cards and a bond. As the use of these funds is contractually restricted, and the Company does not have the ability to use these funds for general operating purposes, they are classified as restricted cash in the consolidated balance sheets.
Allowance for credit losses
On a regular basis, the Company evaluates its accounts receivable (other than accounts receivable associated with provisional pricing arrangements which is measured at fair value through profit and loss) and establishes the allowance for credit losses based on an evaluation of certain criteria including client industry profile. Past-due receivable balances are written off when the Company's collection efforts have been deemed unsuccessful in collecting the outstanding balance due.
Inventories, net
Raw materials, finished goods and expendable spare parts are valued at the lower of cost and net realizable value (“NRV”). Cost is determined on a weighted average basis. The cost of finished goods includes the cost of raw materials and the applicable share of the cost of labor and fixed and variable production overheads. Net realizable value is the estimated

Li-Cycle Holdings Corp.
Notes to the consolidated financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts selling price less the estimated cost of completion and the estimated costs necessary to make the sale. Costs of idle plant operations are expensed. Expendable spare parts are expensed when used.
On a periodic basis, Li-Cycle performs an assessment of net realizable value to determine whether the cost of inventory has dropped below net realizable value. A write-down of inventory to the lower of cost and NRV at the close of a fiscal year creates a new cost basis that subsequently cannot be marked up based on changes in underlying circumstances after the company’s fiscal year-end.
Net realizable value is estimated based upon assumptions made about demand for Li-Cycle’s products and market conditions. If actual market conditions are less favorable than projected, further adjustments may be required that would increase the write-down of inventory in the period in which such a determination is made.
Convertible debt
Convertible instruments are assessed to determine classification of the whole instrument and to determine how to account for any conversion features or non-equity derivative instruments. The host instrument (i.e., convertible note element of the outstanding instruments) is classified as a financial liability and recorded at the present value of the Company’s obligation to make future interest payments in cash and settle the redemption value of the instrument in cash. The carrying value of the host instrument is accounted for at amortized cost and is therefore accreted to the original face value of the instrument, over the life, using the effective interest method. Where any embedded elements are noted, these elements are assessed for bifurcation in accordance with ASC 815 - Derivatives and Hedging. The conversion option components of convertible debt instruments issued by the Company are recorded as financial liabilities, in accordance with the substance of the contractual arrangements and the definitions of a financial liability. If any conversion options require bifurcation as embedded derivatives, such embedded derivative liabilities are initially recognized at fair value and classified as derivatives in the balance sheet. Changes in the fair value of the embedded derivative liabilities are subsequently accounted for directly through the consolidated statements of operations and comprehensive income (loss) and are included in operating activities in the consolidated statements of cash flows as non-cash adjustment.
The conversion options are valued using certain directly and indirectly observable inputs and are classified as Level 2 in the fair value hierarchy in accordance with ASC 820 - Fair Value Measurement. In determining the estimated fair value of the conversion options, the Company utilizes the most recent data available including risk-free interest rate, expected life of options, expected dividend yield, expected stock price volatility, and the Company's share price. Refer to Note 17 for a summary of significant assumptions. The embedded derivatives are valued using the Binomial Option Pricing Model for the KSP Convertible Notes and Finite Difference Method for the Glencore Convertible Notes.
Property, plant and equipment, net
Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses.
Where significant parts of an item of property, plant and equipment have different useful lives, they are accounted for as separate items of property, plant and equipment.
Depreciation is charged to the consolidated statements of operations and comprehensive income (loss) on a straight-line basis over the estimated useful lives of each part of an item of property, plant and equipment. The estimated useful lives, residual values and method of depreciation are reviewed whenever events or circumstances indicate that a revision is warranted and any changes are accounted for on a prospective basis. The estimated useful lives are as follows:

Computers	3 years
Vehicles	5 years
Plant equipment	5 years
Furniture	7 years
Storage containers	10 years
Processing equipment and rotable parts	5 to 10 years
Buildings	49 years
Leasehold improvements	Shorter of term of lease or estimated useful life
Estimating the useful life of property, plant and equipment requires judgment and is based on the Company's historical experience and expected use of the property, plant and equipment. The effects of obsolescence, demand, and other economic factors such as the stability of the industry may impact the Company's determination of useful life.

Li-Cycle Holdings Corp.
Notes to the consolidated financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts
Expenditures for major renewals and improvements which extend the life or usefulness of the asset are capitalized. Items of an ordinary repair or maintenance nature are charged directly to operating expense as incurred. During the construction and development period of an asset, the costs incurred, including interest expense, are classified as construction-in-progress if they meet the qualifying assets criteria. When the asset is ready for its intended use, the asset is reclassified to an appropriate asset classification and depreciation or amortization commences.
Borrowing costs on funds from general and specific borrowings used to finance the construction, production, or acquisition of a qualifying asset are capitalized while a qualifying asset is being prepared for its intended use. A qualifying asset is one that takes a substantial period of time to prepare the asset for its intended use. The amount of interest cost to be capitalized for qualifying assets is intended to be that portion of the interest cost incurred during the assets' acquisition periods that theoretically could have been avoided if expenditures for the assets had not been made. When money borrowed specifically to finance a project is invested to earn interest income, the income generated is not capitalized and does not reduce the total capitalized borrowing costs. Interest is capitalized based on the weighted average interest rate applicable to the general borrowings outstanding during the period of construction.
Employee salaries and stock-based compensation costs for employees that are directly attributable to bringing the Hub and Spoke assets to a condition and location necessary for the assets to be capable of operating in the manner intended by management are capitalized to assets under construction.
Intangible assets
Costs related to developing internal-use software during the application development phase are capitalized into other assets in the consolidated balance sheets and are stated at cost less accumulated amortization and impairment.
Costs related to develop, configure and customize cloud computing arrangements are capitalized as internal-use software, and they will be amortized on a straight-line basis over the expected life of the software or the cloud computing contract once the underlying cloud computing software is ready to be used. These assets are stated at cost less accumulated amortization and impairment.
All finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. When such factors and circumstances exist, management compares the projected undiscounted future cash flows associated with the related asset or group of assets to the carrying amount. The impairment loss, if any, is measured as the excess of the carrying amount over the fair value of the asset or group of assets.
Impairment of long-lived assets
The Company reviews long-lived assets such as plant and equipment, intangible assets with finite useful lives and ROU assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset or asset group may not be recoverable. These events and circumstances may include significant decreases in the market price of an asset or asset group, significant changes in the extent or manner in which an asset or asset group is being used by the Company or in its physical condition, a significant change in legal factors or in the business climate, a history or forecast of future operating or cash flow losses, significant disposal activity, a significant decline in the Company’s share price, a significant decline in revenue or adverse changes in the economic environment.
The long-lived asset impairment test requires the Company to identify its asset groups and test impairment of each asset group separately. Determining the Company’s asset groups and related primary assets requires significant judgment by management. Different judgments could yield different results. The Company’s determination of its asset groups, its primary asset and its remaining useful life, estimated cash flows, cost to complete the assets under construction and timing of the completion are significant factors in assessing the recoverability of the Company’s assets for the purposes of long-lived asset impairment testing.
As of the year ended December 31, 2023, the Company had two separate asset groups: its integrated Spoke and future Hub network in North America, and the EMEA Spoke network.
When indicators of impairment exist, long-lived asset impairment is tested using a two-step process. The Company performs a cash flow recoverability test as the first step, which involves comparing the asset group’s estimated undiscounted future cash flows to the carrying value of its net assets. If the net undiscounted cash flows of the asset group exceed the carrying value of its net assets, long-lived assets are not considered to be impaired. If the carrying value exceeds the net undiscounted cash flows, there is an indication of potential impairment and the second step of the long-lived asset impairment test is performed to measure the impairment amount. The second step involves determining the fair value of the asset group. Fair values are determined using valuation techniques that are in accordance with U.S. GAAP, including the

Li-Cycle Holdings Corp.
Notes to the consolidated financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts income approach. If the carrying value of the asset group’s net assets exceeds its fair value, then the excess represents the maximum amount of potential impairment that will be allocated to long-lived assets in the asset group, with the limitation that the carrying value of each separable asset cannot be reduced to a value lower than its individual fair value.
Management determined that the pause on the construction work on its Rochester Hub project pending completion of a comprehensive strategic review to be an indicator for potential impairment requiring it to perform a recoverability assessment. These actions represent a trigger requiring management to perform a recoverability test in line with Step 1 of the impairment assessment which compares the expected net undiscounted cash flows to be derived from the asset group for the remaining useful life of the asset group’s primary asset compared to its carrying value. For the year ended December 31, 2023, the Company has not experienced impairment losses on its long-lived assets on the basis that the net undiscounted cash flows for the asset groups exceed their carrying values.
The determination of the future net undiscounted cash flows used in the recoverability test required significant judgment and estimate. The areas with the highest degree of judgment related to the North America asset group and included:
•The determination of the primary asset of the North America asset group being the combination of the ROU asset arising from the ground lease related to the Rochester Hub and the Rochester Hub buildings, due to the fact that they have the longest remaining useful life, the location of the land together with the building that is fundamental to the overall future operations of the Hub site and that the remainder of the equipment for this asset group would have not otherwise been acquired if not for this location and buildings.
•The life of the net undiscounted cash flow model was determined to be 40 years, to address estimation uncertainty relative to the remaining useful life of 49 years for the primary asset and aligning with the renewal options for the ground lease related to the Rochester Hub. The Company considered that it is reasonably certain that it will exercise each renewal option beyond the initial term, up to the maximum of 49 years inclusive of the initial non-cancellable period. To maintain the assets in good working order to generate cash flows over the projected term, sustaining capital expenditures were included based on widely accepted industry guidance from engineering, procurement, construction management firms and institutions such as the Chemical Engineering Plant Cost Index. The total cash flows were reviewed over the 40 years relative to the asset carrying value and it was noted that the carrying value of the asset group could be supported by the cash flows stemming from approximately the first 16 years of the model.
•Significant cash inflows:
•Financing to complete the construction of the Rochester Hub is assumed to be available to Li-Cycle. The company is pursuing funding alternatives in the form of bridge financing, project financing, and additional long-term funding alternatives. Two separate models were considered in order to reflect the impact of potential financing in a binary situation. The model which assumed no funding included significantly lower undiscounted net cash flows, which do not exceed the carrying amount of the North America asset group. If over time Li-Cycle does not obtain financing, there could be an impairment. The model which assumed no funding received a remote weighting when determining the amount of undiscounted net cash flows, however, was considered for completeness purposes. When sensitized to consider an equal weighting to the receipt of funding and lack thereof, the undiscounted net cash flows were still higher than the carrying value of the North America asset group.
•Revenues are driven by the sale of end products from the Hub in an MHP only scenario1 and does not include the construction costs of the process areas required to produce nickel sulphate and cobalt sulphate. The key end product outputs include lithium carbonate and a mixed hydroxide product containing nickel, cobalt, and manganese. End product revenues can be further broken into price and volume.
•The Company was required to estimate the prices of commodities of the constituent metals of lithium-ion battery materials over the 40-year period included in the recoverability test. The Company benchmarked the commodity prices based on external industry publications, the most significant metal contributing to the value of net undiscounted cash flows is lithium. Additionally, the Company was required to estimate the percentage of metal payables that the Company would receive on MHP products being sold (“MHP payables”), which was benchmarked to historical actual and forecasts from offtake partners. The Company further sensitized for the price of commodities (including nickel, cobalt, and lithium) increasing or decreasing by 15% of the forecasted prices for the life of the model. Separately, the Company sensitized MHP payables increasing or decreasing by 10% for the life of the model. Under either sensitized
1 Subject to a final investment decision by the Board of Directors

Li-Cycle Holdings Corp.
Notes to the consolidated financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts assumption the undiscounted net cash flows were still higher than the carrying value of the North America asset group.
•End product volumes are based on the capacities of the Spoke network and Rochester Hub and further impacted by the Company’s metal recoveries through the Spoke and Hub processes. When sensitized for the Hub recoveries increasing or decreasing by 5% the undiscounted net cash flows were still higher than the carrying value of the North America asset group.
•Significant cash outflows:
•Rochester Hub forecasted commissioning and operating costs which are primarily driven by the cost of reagents, labor, and utilities were developed through an internal engineering and technical report based on the Association for the Advancement of Cost Engineering to a Class 2 standard. When sensitized such that operating costs were to increase or decrease by 10% the undiscounted net cash flows were still higher than the carrying value of the North America asset group.
•The prices that Li-Cycle pays for battery feedstock for the Spoke network are generally tied to commodity prices for the metals contained in those battery feedstocks or products, notably nickel, cobalt. The company estimated forecasted commodity prices as discussed above. When sensitized for the price of commodities (including nickel, cobalt, and lithium) increasing or decreasing by 15% of the forecasted prices, the undiscounted net cash flows were still higher than the carrying value of the North America asset group.
•Construction costs to complete the Rochester Hub were developed based on the technical report for an MHP process. While these construction costs are not significant to the overall model, as proven through the sensitivity exercise whereby an increase or decrease of 5% in either direction does not impact the overall conclusion that the undiscounted net cash flows are higher than the carrying value of the North America asset group, they are significant in determining the funding gap which is assumed to be secured as discussed above.
The Company has performed a sensitivity analysis to identify the impact of changes in its significant assumptions on the results of the recoverability test. As part of the sensitivity analysis, management stress tested the point in which a change in each significant assumption will cause the net undiscounted cash flows to no longer exceed the carrying amount of the asset group and then assessed whether such change is reasonable considering the nature of the assumption. Further details as to the sensitivity considered on the most critical inputs are noted above. It was determined that the recoverability test, including the considered impact of the sensitivities analysis shows that the undiscounted net cash flows were still higher than the carrying value of the North America asset group.
Fair value measurements
ASC 820 - Fair Value Measurement defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value measurements for assets and liabilities which are required to be recorded at fair value, the Company considers the principal or most advantageous market and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability. These could include risks inherent in valuation techniques, transfer restrictions, and credit risk. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels. In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.
•Level 1 - Quoted prices in active markets for identical assets or liabilities.
•Level 2 - Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level 3 - Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.
Warrants and warrant liability
The Company’s warrants, which the Company assumed from the Business Combination with Peridot Acquisition Corp., entitled the holder to purchase one common share of Li-Cycle Holdings Corp. upon payment of the price of $11.50 per share.

Li-Cycle Holdings Corp.
Notes to the consolidated financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts
The Company evaluated the warrants to determine if they would be considered indexed to the Company’s own stock and would therefore be considered equity-classified awards or if they would be considered liability-classified awards. Some terms of the warrants, such as those related to settlement provisions and adjustments related to registration of shares, do not meet the criteria for being classified as equity. Therefore, the warrants are liability-classified.
Liability-classified warrants are measured at fair value at each balance sheet date. The fair value of the warrant is presented as warrant liability on the consolidated balance sheets with the corresponding change in value shown as fair value gain or loss on financial instruments within the consolidated statements of operations and comprehensive income (loss).
Upon and subsequent to the consummation of the Business Combination, the Company measured the fair value of warrants the quoted prices of the Company’s public warrants traded under symbol “LICY.WS” on the New York Stock Exchange, which is classified as a Level 1 input for the public warrants and as a Level 2 input for the private placement warrants within the fair value hierarchy in accordance with ASC 820 - Fair Value Measurement. The private placement warrants are valued using the Company's publicly traded fair market value of warrants.
Foreign currencies
The reporting and functional currency of the Company and its subsidiaries is the U.S. Dollar. Transactions in currencies other than the U.S. Dollar are recorded at the rates of exchange prevailing on the dates of transactions. Foreign currency-denominated monetary assets and liabilities of the Company are translated using the rate of exchange prevailing at the reporting date. Revenues and expenses are measured at the exchange rates at the transaction dates. Gains or losses on translation of monetary assets and liabilities, revenues and expenses are included in net income (loss). Foreign currency denominated non-monetary assets and liabilities, measured at historic cost, are translated at the rate of exchange at the transaction date.
Income taxes
Income tax expense is comprised of current and deferred tax components. Income tax is recognized in the consolidated statements of operations and comprehensive income (loss) except to the extent that it relates to items recognized directly in equity or other comprehensive income, in which case the related tax is recognized in equity or other comprehensive income.
Current tax expense is the expected tax payable on the taxable income for the year, using tax rates enacted, adjusted for amendments to tax payable with regard to previous years.
Deferred tax is recorded using liability method. Under this method, the Company calculates all temporary differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes at the period end date. Deferred tax is calculated based on the expected manner of realization or settlement of the carrying amount of assets and liabilities, using tax rates that are expected to apply to the year of realization or settlement based on tax rates and laws enacted or substantively enacted at the period end date.
Deferred tax assets are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts and the relevant tax bases of the existing assets and liabilities. Valuation allowances to reduce deferred tax assets are established to the extent that it is more likely than not that deferred tax assets will not be realized. The carrying amount of deferred tax assets is reviewed at each statement of the financial position date and reduced to the extent that it is more likely than not that sufficient taxable profits will be available to allow all or part of the asset to be recovered.
Deferred tax assets and liabilities are offset when there is a legally enforceable right to set off current tax assets against current tax liabilities and when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis.
The Company records uncertain tax positions in accordance with ASC 740 - Income Taxes on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis on the technical merits of the positions and (2) for those positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than fifty percent likely to be realized upon ultimate settlement with the related tax authority.
Commitments and contingencies
In the normal course of business, the Company is subject to legal proceedings and claims arising out of its business, that cover a wide range of matters. Where a potential loss is considered probable and the amount is reasonably estimable, provisions for loss are made based on management's assessment of the likely outcome. The amount recognized as a loss

Li-Cycle Holdings Corp.
Notes to the consolidated financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts contingency is the best estimate of the consideration required to settle the present obligation at the balance sheet date, considering the risks and uncertainties surrounding the obligation. The Company will determine the range of loss and accrue the best estimate within the range. If there is no best estimate within the range, the minimum amount in the range will be accrued. An asset relating to the recovery of a recognized loss is recognized when realization of the claim for recovery is deemed probable.
Leases
Contracts are reviewed at inception to determine if the arrangement is a lease and, if so, whether it is an operating or finance lease. The Company recognizes a right-of-use asset and a corresponding lease liability with respect to all lease arrangements in which it is the lessee, except for short-term leases (defined as leases with a lease term of 12 months or less and do not contain purchase options or renewal terms that are reasonably certain to exercise). For these leases, the Company recognizes the lease payments as an operating expense on a straight-line basis over the term of the lease unless another systematic basis is more representative of the time pattern in which economic benefits from the leased assets are consumed. Variable lease payments based on an index are included when recognizing the initial right-of-use asset and corresponding lease liability using the index at the commencement date of the lease and is only remeasured when there is a separate modification which occurs to the lease.
The lease liability is initially measured at the present value of the lease payments that are not paid at the commencement date, discounted by using the rate implicit in the lease. If this rate cannot be readily determined, the Company uses its incremental borrowing rate. The operating lease liability and finance lease liability are presented as separate lines in the consolidated balance sheets.
A portion of the Company’s lease agreements include renewal periods at the Company’s option. The Company includes these renewal periods in the lease term only when renewal is reasonably certain based upon facts and circumstances specific to the lease and known by the Company.
The operating lease right-of-use assets and finance lease right-of-use-assets are presented as separate lines in the consolidated balance sheets.
The Company applies ASC 360 - Property, Plant and Equipment to determine whether a right-of-use asset is impaired and accounts for any identified impairment loss as described in the “Impairment of long-lived assets” policy.
As a practical expedient, ASC 842 - Leases permits a lessee not to separate non-lease components, and instead account for any lease and associated non-lease components as a single arrangement. The Company has elected to use this practical expedient.
The Company estimates incremental borrowing rates based on directly observable inputs including risk-free interest rates and credit spreads. Determination of lease terms for the Company's operating leases includes assessment of renewal options and whether the Company is reasonably certain to exercise those options. The Company applies judgment in assessing such options based on historical experience and planned use of the leased assets.
Asset retirement obligation
Costs to restore leased plant assets to their original condition, as required by the terms and conditions of the lease, are recognized when the obligation is incurred. A liability for an asset retirement obligation is recognized in the period in which it is incurred and is initially measured at fair value either at the commencement date or as a consequence of having used the underlying asset during a particular period of the lease based on management's best estimate of the expenditure that would be required to restore the assets. The offset to the liability is capitalized as part of the carrying amount of the related long-lived asset. Changes in the liabilities due to revisions to estimated future cash flows are recognized by increasing or decreasing the liabilities with the offsets adjusting the carrying amounts of the related long-lived assets, and may also require immediate adjustments to amortization expense in cost of sales in the consolidated statements of operations and comprehensive income (loss). Changes in asset retirement obligations due to the passage of time are measured by recognizing accretion expense in a manner that results in a constant effective interest rate being applied to the average carrying amount of the liability. The effective interest rate used to calculate accretion expense is the credit-adjusted, risk-free interest rate in effect at the time the liabilities were recorded.
Earnings or Loss per share ("EPS")
Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all potentially dilutive common shares that were outstanding during the period.

Li-Cycle Holdings Corp.
Notes to the consolidated financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts
Recent accounting standards
In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, “Debt - Debt with Conversion and Other Options” (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 was applied on a fully retrospective basis once effective on January 1, 2023.
Recently issued accounting pronouncements not yet adopted
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures (Topic 280). The amendments “improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses.” In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable “investors to better understand an entity’s overall performance” and assess “potential future cash flows.” The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2023-07 on its financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes: Improvements to Income Tax Disclosures (Topic 740). Under the ASU, public business entities must annually “(1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate).” The ASU’s amendments are effective for public business entities for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2023-09 on its financial statements.
3.    Revenue – product sales and recycling services

	For the year ended December 31, 2023	For the 2 months ended December 31, 2022	For the year ended October 31, 2022	For the year ended October 31, 2021
Product revenue recognized in the period	$17.9	$3.5	$14.3	$6.1
Fair value pricing adjustments	(5.3)	2.3	(2.2)	0.8
Product revenue	$12.6	$5.8	$12.1	$6.9
Recycling service revenue recognized in the period	5.7	0.1	1.3	0.4
Revenue	$18.3	$5.9	$13.4	$7.3
The Company's principal lines of business are the sale of products (notably Black Mass & Equivalents and shredded metal) and lithium-ion battery recycling services which together account for 100% of sales. The principal markets for the Company's products and recycling services are the United States of America and Canada.
Product revenue from Black Mass & Equivalents and shredded metal, and the related trade accounts receivables, are measured at initial recognition using provisional prices for the constituent metals on initial recognition and any unsettled sales are remeasured at the end of each reporting period using the market prices of the constituent metals. Changes in fair value are recognized as an adjustment to product revenue, and the related accounts receivable, and can result in gains and losses when the applicable metal prices increase or decrease from the date of initial recognition.

Li-Cycle Holdings Corp.
Notes to the consolidated financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts
4.    Selling, general and administrative expense
The following table summarizes the Company's selling, general and administrative expense:

	For the year ended December 31, 2023	For the 2 months ended December 31, 2022	For the year ended October 31, 2022	For the year ended October 31, 2021
Employee salaries and benefits	$(31.5)	$(5.4)	$(22.5)	$(7.4)
Professional fees	(20.8)	(3.5)	(16.3)	(7.9)
Stock-based compensation	(10.2)	(1.8)	(16.1)	(3.2)
Office, administrative and travel	(22.2)	(3.6)	(17.1)	(3.2)
Depreciation	(2.1)	(0.1)	(0.5)	(0.1)
Marketing	(2.5)	(0.3)	(2.3)	(0.9)
Write-off of property, plant and equipment	(2.8)	—	—	—
Bad debt expense	(1.2)	—	—	—
Other	(0.1)	—	(0.1)	—
Total selling, general, and administrative expense	$(93.4)	$(14.7)	$(74.9)	$(22.7)
Employee salaries and benefits includes severance expense of $2.0 million for the year ended December 31, 2023 ($nil for 2 months ended December 31, 2022, year ended October 31, 2022 and year ended October 31, 2021).
5.    Fair value gain (loss) on financial instruments
The following table summarizes the Company's fair value gain (loss) on financial instruments:

	For the year ended December 31, 2023	For the 2 months ended December 31, 2022	For the year ended October 31, 2022	For the year ended October 31, 2021
Fair value gain (loss) on embedded derivatives	$22.1	$21.4	$31.3	$(1.4)
Fair value gain (loss) on warrants	—	—	36.2	(33.8)
Fair value gain (loss) on financial instruments	$22.1	$21.4	$67.5	$(35.2)
6.    Accounts receivable, net
The Company recognizes current estimated credit losses (“CECL”) for trade receivables not subject to provisional pricing. The CECL for accounts receivable are estimated based on days past due consisting of a customers with similar risk characteristics that operate under similar economic environments. The Company determined the CECL based on an evaluation of certain criteria and evidence of collection uncertainty including client industry profile. When specific customers are identified as no longer sharing the same risk profile as their current pool, they are removed from the pool and evaluated separately.
The allowance for credit losses as at December 31, 2023 was $nil (December 31, 2022, October 31, 2022 and October 31, 2021: $nil) and no expected credit loss provisions were recognized for the year ended December 31, 2023.
Bad debt expense for the year ended December 31, 2023 was $1.2 million (for the 2 months ended December 31, 2022, for the years ended October 31, 2022 and October 31, 2021: $nil).

Li-Cycle Holdings Corp.
Notes to the consolidated financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts
The following table summarizes the concentration of credit risk for the Company's accounts receivable with specific customers above 10% of the total balance:

Trade accounts receivable
As at	December 31, 2023	December 31, 2022	October 31, 2022	October 31, 2021
Customer B	31.6%	34.2%	67.9%	45.0%
Customer F	32.5%	14.0%	9.5%	53.0%
Customer E	0.0%	31.5%	0.0%	0.0%
Customer D	0.0%	0.0%	0.0%	0.0%
Customer A	0.0%	0.0%	0.0%	0.0%
Customer C	0.0%	0.0%	0.0%	0.0%
Accounts receivable are stated at the amount the Company expects to collect. The Company generally does not require collateral or other security in support of accounts receivable. To reduce credit risk, the Company performs ongoing credit evaluations of its customers’ financial condition.
7.    Other receivables

As at	December 31, 2023	December 31, 2022	October 31, 2022	October 31, 2021
Non-trade receivable	$—	$3.5	$2.0	$—
Sales taxes receivable	1.8	3.9	3.6	0.4
Other receivable	0.1	2.4	2.1	0.5
Total other receivables	$1.9	$9.8	$7.7	$0.9
Other receivables consist primarily of interest receivable.
8.    Prepayments, deposits and other current assets

As at	December 31, 2023	December 31, 2022	October 31, 2022	October 31, 2021
Prepaid equipment deposits	$40.1	$86.1	$76.4	$3.2
Prepaid transaction costs	7.8	0.6	0.3	—
Prepaid lease deposits	5.6	2.9	2.8	0.9
Prepaid insurance	4.6	6.0	5.7	3.8
Prepaid construction charges	2.6	1.4	1.4	—
Other prepaids	3.3	2.4	2.8	0.7
Total prepayments, deposits and other current assets	$64.0	$99.4	$89.4	$8.6
Non-current security deposits	(5.0)	(2.4)	(3.6)	—
Non-current insurance	(2.8)	(1.8)	—	—
Current prepayments and deposits	$56.2	$95.2	$85.8	$8.6
Prepaid transaction costs are related to professional fees primarily associated with ongoing financing activities. Other prepaids consist principally of other deposits and subscriptions. Non-current security deposits and non-current insurance are recorded in Other assets on the consolidated balance sheets.
9.    Inventories, net

As at	December 31, 2023	December 31, 2022	October 31, 2022	October 31, 2021
Raw materials	$0.8	$5.2	$4.7	$0.8
Finished goods	3.7	1.8	1.7	0.3
Parts and tools	5.1	0.7	1.1	0.1
Total inventories, net	$9.6	$7.7	$7.5	$1.2

Li-Cycle Holdings Corp.
Notes to the consolidated financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts
The Company's finished goods and raw materials inventory balances have been adjusted to net realizable value resulting in a write off of $4.6 million and $1.4 million for the year ended December 31, 2023 (for the two months ended December 31, 2022: $0.4 million and $0.6 million, for the year ended October 31, 2022: $1.4 million and $5.0 million, 2021: $2.3 million and $0.6 million). The write offs are recorded in cost of sales in the consolidated statements of operations and comprehensive income (loss).
10.    Property, plant and equipment, net

As at	December 31, 2023	December 31, 2022	October 31, 2022	October 31, 2021
Plant equipment	$55.3	$38.1	$34.3	$6.4
Computer equipment	4.5	2.1	1.8	0.2
Vehicles	0.2	0.3	0.3	0.2
Leasehold improvement	13.5	9.9	9.8	6.2
Construction in progress - Rochester Hub	547.2	139.5	90.1	—
Construction in progress - Spoke Network	29.5	21.0	19.8	15.6
Construction in progress - Buildings	34.7	6.3	—	—
	$684.9	$217.2	$156.1	$28.6
Less – accumulated depreciation	(16.1)	(7.2)	(5.9)	(2.2)
Total property, plant and equipment, net	$668.8	$210.0	$150.2	$26.4
For the year ended December 31, 2023, $30.3 million in borrowing costs (for the 2 months ended December 31, 2022: $3.5 million, for the year ended October 31, 2022: $5.2 million, 2021: $nil) were capitalized to assets under construction. The capitalization rate used to determine the amount of borrowing costs eligible for capitalization in the period was 12.5% (for the 2 months ended December 31, 2022: 7.9%, for the year ended October 31, 2022: 7.8%) which is the weighted average effective interest rate of the Company's effective interest rates on its leases and convertible debt.
On December 23, 2022, the Company entered into an amended and restated project agreement with the County of Monroe Industrial Development Agency (“COMIDA”), a public benefit corporation of the State of New York in connection with the acquisition of leasehold interest, land development and the acquisition and installation of certain machinery and equipment on the Rochester Hub. According to the agreement, COMIDA approved certain financial assistance to the Company consisting of an exemption from all New York State and local sales and use tax for purchases and rentals related to the project with respect to the qualifying personal property included in or incorporated into the Rochester Hub or used in the acquisition, construction or equipping of the Rochester Hub. As of December 31, 2023 and December 31, 2022, the Company received benefits of $5.6 million and $1.4 million in the form of tax savings from qualified activity, respectively. The agreement includes provisions for the recapture of financial benefits in the occurrence of an event of default, which has not taken place to date. As a result, the Company recorded an increase to property, plant and equipment (construction in progress) with a corresponding increase to accrued liabilities in the amount of $5.6 million on the consolidated balance sheets as of December 31, 2023.
Refer to Note 23 for details of contractual commitments to purchase fixed assets.
11.    Leases
The Company’s lease portfolio is predominately operating leases for plant operations, storage facilities, and office space for employees. The Company presents operating lease and finance lease balances separately on the consolidated balance sheets. The Company’s finance leases relate to plant operations. The Company does not include options to extend leases in the lease term until they are reasonably certain to be exercised. The following table presents the Company's lease balances and their classification on the consolidated balance sheets:

Li-Cycle Holdings Corp.
Notes to the consolidated financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts

	For the year ended December 31, 2023	For the 2 months ended December 31, 2022	For the year ended October 31, 2022	For the year ended October 31, 2021
Finance lease
Amortization of ROU assets	$—	$—	$—	$—
Interest on lease liabilities	—	—	—	—
Total finance lease cost	$—	$—	$—	$—

Operating lease cost	$9.7	$1.3	$6.3	$1.1
Short-term lease cost	—	—	—	—
Variable lease cost	1.7	0.3	1.7	0.4
Total lease cost	$11.4	$1.6	$8.0	$1.5
The weighted average remaining lease term of the Company's premises and equipment operating leases is 14.48, 16.11, 16.64 and 8.68 years for the year ended December 31, 2023, the two months ended December 31, 2022, the year ended October 31, 2022 and 2021, respectively. The weighted average remaining lease term of the Company's premises and equipment finance leases is 46.78 years for the year ended December 31, 2023.
The weighted average lease discount rate of the Company's premises and equipment operating leases is 7.69%, 7.12%, 7.07% and 5.99% for the year ended December 31, 2023, the two months ended December 31, 2022, the year ended October 31, 2022 and 2021 respectively. The weighted average lease discount rate of the Company's premises and equipment finance leases is 9.49% for the year ended December 31, 2023.

Supplemental Cash Flow Related Disclosures	For the year ended December 31, 2023	For the 2 months ended December 31, 2022	For the year ended October 31, 2022	For the year ended October 31, 2021

Cash paid for amounts related to lease liabilities:
Operating cash flows from operating leases	$10.8	$1.4	$7.2	$1.3
Operating cash flows from finance leases	—	—	—	—
Financing cash flows from finance leases	—	—	—	—

Recognition of ROU assets and lease liabilities for new operating leases	$18.4	$1.4	$28.4	$16.4
Recognition of ROU assets and lease liabilities for new finance leases	2.2	—	—	—
Maturities of lease liabilities were as follows:

Years ending December 31	Operating Leases	Finance Leases
2024	$7.2	$0.2
2025	7.3	0.2
2026	7.3	0.2
2027	6.6	0.2
2028	6.2	0.2
Thereafter	51.6	11.6
Total future minimum lease payments	$86.2	$12.6
Imputed interest	(25.6)	(10.3)
Total lease liabilities	$60.6	$2.3
At December 31, 2023, none of the Company's executed leases that had not yet commenced will create significant rights or obligations in the future and sublease transactions are not material. Additionally, the Company had related party leases that were terminated effective December 31, 2021, refer to Note 13. There were no restrictions or covenants imposed by its leases.

Li-Cycle Holdings Corp.
Notes to the consolidated financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts
12.    Other assets

As at	December 31, 2023	December 31, 2022	October 31, 2022	October 31, 2021
Non-current security deposits	$5.0	$2.4	$3.6	$—
Non-current insurance	2.8	1.8	—	—
Intangible assets, net	1.8	0.4	0.3	—
Total other assets	$9.6	$4.6	$3.9	$—
As of December 31, 2023 and 2022 and October 31, 2022 and 2021, the Company's intangible assets consisted of the following:

As at	December 31, 2023	December 31, 2022	October 31, 2022	October 31, 2021
Internal-use software	$0.7	$—	$—	$—
Cloud computing arrangements	1.3	0.4	0.3	—
	$2.0	$0.4	$0.3	$—
Less - accumulated amortization	(0.2)	—	—	—
Intangible assets, net	$1.8	$0.4	$0.3	$—
Amortization expense relating to cloud computing arrangements is recorded in selling, general and administrative expenses for the year ended December 31, 2023 is $0.2 million. For all periods prior the cloud computing arrangement projects were in process and not required to be amortized.
13.    Related party transactions
The following table summarizes the other expenses¹ incurred with related parties:

	For the year ended December 31, 2023	For the 2 months ended December 31, 2022	For the year ended October 31, 2022	For the year ended October 31, 2021
Related party lease and expense - Ashlin BPG	$—	$—	$0.1	$0.1
Related party expense - Fade In Production Pty.	0.1	—	0.2	0.1
Related party expense - Consulero Inc.	—	0.1	0.1	0.1
Related party expense - Glencore	0.3	0.1	0.5	—
Consulting agreement - Atria Ltd	—	—	—	—
Director Consulting Agreement - Anthony Tse	—	—	—	0.1
Total expenses incurred with related parties	$0.4	$0.2	$0.9	$0.4
¹ Related party expenses are recorded at exchange amount
Related Party Lease
From January 1, 2019 to December 31, 2021, the Company leased certain office space from Ashlin BPG Marketing, which is controlled by certain members of the immediate family of the Company’s President and Chief Executive Officer. Under the terms of the lease, the Company was required to pay less than C$0.1 million per year plus applicable taxes, subject to 60 days’ notice of termination. Li-Cycle terminated the lease, effective December 31, 2021.
Related Party Debt
The Company has convertible debt instruments with Glencore Ltd. (“Glencore”), refer to Note 17 for more information.
Related-Party Revenue
The Company has agreements with Glencore, pursuant to which Glencore purchases for its internal consumption or on-sale to third party end customers, certain by-products produced at the Company's Spokes, including shredded metal. Product revenue from Glencore was $1.4 million for the year ended December 31, 2023 ($0.4 million, $2.3 million and $3.2 million for the 2 months ended December 31, 2022, year ended October 31, 2022 and year ended October 21, 2021, respectively). Trade

Li-Cycle Holdings Corp.
Notes to the consolidated financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts receivables from Glencore as of December 31, 2023 were $0.3 million ($0.3 million, $0.2 million and $2.1 million as of December 31, 2022, October 31, 2022 and October 21, 2021, respectively).

Related-Party Expenses
The Company has engaged Fade In Production Pty. Ltd., which is controlled by certain members of the immediate family of the Executive Chair of Li-Cycle, to provide it with corporate video production services since 2017.
From April 1, 2020 to June 30, 2022, the Company engaged Ashlin BPG Marketing, a related party as described above, to provide it with Li-Cycle branded promotional products for both customers and employees. The Company terminated its relationship with the vendor, effective June 30, 2022.
From September 1, 2020 to July 31, 2022, the Company engaged Consulero Inc., which is controlled by certain members of the immediate family of the Company's President and Chief Executive Officer, to provide it with technology services in relation to the Company's inventory management system. The Company terminated its relationship with the vendor, effective July 31, 2022.
On May 31, 2022, the Company entered into agreements with Glencore, pursuant to which Glencore earns (i) sourcing fees on feed purchased for the Company's Spokes; and (ii) marketing fees on the sale of Black Mass & Equivalents sold to third parties. Sourcing fees and marketing fees payable to Glencore as of December 31, 2023 were $0.1 million (December 31, 2022: $nil, October 31, 2022: $nil, October 31, 2021: $nil).
Consulting Agreement
On May 1, 2020, Li-Cycle entered into a consulting agreement with Atria Limited (“Atria”), an entity which beneficially owned more than 5% of the outstanding Li-Cycle Corp. common shares at that time, to agree upon and finalize the consideration for certain business development and marketing consulting services that had been previously performed for and on behalf of Li-Cycle from 2018 through April 2020. The fees for the services were agreed at 12,000 common shares of Li-Cycle Corp., payable in installments of 1,000 shares per month. On January 25, 2021, Li-Cycle issued all of the 12,000 shares to Atria as full and final satisfaction of all obligations of Li-Cycle to Atria under the consulting agreement. Atria also directed the issuance of shares as follows: 8,000 Shares to Atria; 2,000 Shares to Pella Ventures (an affiliated company of Atria); and 2,000 Shares to a director of Li-Cycle Corp. at the time, who is not related to Atria.
Director Consulting Agreement
Under the terms of an agreement dated July 19, 2019 between Li-Cycle and Anthony Tse, Mr. Tse provided consulting services to Li-Cycle in relation to the proposed expansion of its operations in Asia and was entitled to a fee of less than $0.1 million per year for his services. The consulting agreement was terminated on January 19, 2022.
14.    Accounts payable and accrued liabilities

As at	December 31, 2023	December 31, 2022	October 31, 2022	October 31, 2021
Trade payables	$76.4	$20.1	$12.6	$9.4
Accrued fixed assets	58.1	32.7	7.3	—
Accrued expenses	14.5	9.3	18.7	6.6
Accrued compensation	3.1	9.8	7.8	2.8
Total accounts payable and accrued liabilities	$152.1	$71.9	$46.4	$18.8
Accrued fixed assets relate to accrued amounts specifically related to the purchase of fixed assets once the Company has obtained control over the assets.

Li-Cycle Holdings Corp.
Notes to the consolidated financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts
15.    Loan payable

	BDC Loan	Promissory Notes and Other	Total
Balance as at November 1, 2020	$2.2	$0.1	$2.3
Proceeds from loans payable	3.1	7.0	10.1
Repayment of loans payable	(5.5)	(7.0)	(12.5)
Foreign exchange loss	0.2	(0.1)	0.1
Balance as at October 31, 2021	$—	$—	$—

(i)    BDC Capital Loan
On December 16, 2019, the Company entered into a binding agreement with BDC Capital Inc. for a secured loan of $5.3 million (C$7.0 million) to help finance the expansion plans of the Company (the “BDC Capital Loan”), which was to be distributed in up to three tranches, with the second and third tranches to be distributed based on the achievement of certain milestones by the Company. Pursuant to the BDC Capital Loan, each of Li-Cycle Corp. and Li-Cycle Inc. entered into general security agreements with BDC Capital Inc. granting the lender a general security interest over all assets of Li-Cycle Corp. and Li-Cycle Inc., respectively. In addition, Li-Cycle Inc. guaranteed the Company’s obligations under BDC Capital Loan under a guarantee agreement. The maturity date of the BDC Capital Loan was December 14, 2023. The base rate of interest was 16% per annum, paid monthly, plus additional accrued interest of 3% that could be reduced to 0% based on the achievement of certain milestones by the Company. Principal payments began on the first anniversary date of the loan and were made at $0.1 million (C$0.2 million) per month with a balloon payment of $0.5 million (C$0.7 million) at maturity.
On February 10, 2020, the Company received the first tranche of the BDC Capital Loan for $2.3 million (C$3.0 million). Transaction costs associated with the loan amounted to $0.1 million (C$0.1 million) and were deducted from the loan balance.
On November 2, 2020, the Company received the second tranche of the BDC Capital Loan for $1.5 million (C$2.0 million) upon the completion of the milestone for such additional funding.
On April 7, 2021, the Company received the third tranche of the BDC Capital Loan for $1.6 million (C$2.0 million) upon the completion of the milestone for such additional funding.
On July 20, 2021, Li-Cycle signed an agreement with BDC Capital Inc to repay the BDC Capital Loan in full, conditional upon the closing of Li-Cycle’s business combination with Peridot Acquisition Corp. on August 10, 2021.
On August 11, 2021, in accordance with the agreement to repay the BDC Capital Loan in full upon the closing of Li-Cycle’s business combination with Peridot Acquisition Corp., Li-Cycle paid BDC Capital Inc. $5.3 million (C$6.6 million) to settle the BDC Capital Loan, including additional interest expense of $0.7 million (C$0.9 million).

(ii) Promissory Notes
On June 16, 2021, Li-Cycle issued promissory notes (the “Promissory Notes”) for an aggregate principal amount of $7.0 million as consideration for loans received from companies related to the Chief Executive Officer and the Executive Chair of Li-Cycle, respectively. The Promissory Notes bore interest at the rate of 10% per annum and had a maturity date of December 15, 2023. The Promissory Notes were unsecured and subordinate to indebtedness owing to Li-Cycle’s senior lender, BDC Capital Inc. Li-Cycle had the option of prepaying all or any portion of the principal and accrued interest of the Promissory Notes prior to the maturity date without penalty, subject to certain conditions. On August 17, 2021, Li-Cycle elected to repay the full balance of the promissory notes for a total of $7.1 million, including accrued interest.
16.    Deferred revenue
On March 28, 2023 the Company signed a definitive agreement for a global lithium-ion battery recycling partnership with a leading global provider of industrial trucks and supply chain solutions. As part of the agreement, the Company received Euro €5.0 million ($5.4 million) in reservation fee for future battery waste recycling services. The reservation fee was initially

Li-Cycle Holdings Corp.
Notes to the consolidated financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts recognized in deferred revenue and will be recognized in revenue as the services are provided, which is expected to be over a period of five years.

As at	December 31, 2023	December 31, 2022	October 31, 2022	October 31, 2021
Balance, beginning of the period	$—	$—	$—	$—
Additions	5.4	—	—	—
Foreign exchange loss	0.1	—	—	—
Balance, end of the period	$5.5	$—	$—	$—
Current deferred revenue	0.2	—	—	—
Non-current deferred revenue	$5.3	$—	$—	$—
17.    Convertible debt

As at	December 31, 2023	December 31, 2022	October 31, 2022	October 31, 2021
KSP Convertible Notes (a)	$99.1	$91.4	$92.4	$100.9
Glencore Convertible Notes (b)	189.0	181.4	196.1	—
Total Convertible Debt at end of the period	$288.1	$272.8	$288.5	$100.9
The KSP Convertible Notes and the Glencore Convertible Notes are both unsecured debt instruments. Amount of maturities and sinking fund requirements for convertible debt instruments, with interest components rolled into principal, for each of the next five years are as follows:

2024	$—
2025	—
2026	148.6
2027	297.7
2028	—
Thereafter	—
Total	$446.3
(a)KSP Convertible Notes

As at	December 31, 2023	December 31, 2022	October 31, 2022	October 31, 2021
Principal of convertible note at beginning of period	$110.2	$105.9	$100.0	$100.0
Issuance of convertible notes	9.1	4.3	5.9	—
Principal of convertible notes at end of the period	$119.3	$110.2	$105.9	$100.0

Conversion feature at beginning of period	$6.0	$9.1	$29.0	$—
Conversion feature issued	—	—	—	27.7
Fair value (gain) loss on embedded derivative	(6.0)	(3.1)	(19.9)	1.3
Conversion feature at end of period	$—	$6.0	$9.1	$29.0

Debt component at beginning of the period	$85.4	$83.3	$71.9	$—
Debt component issued	9.1	4.3	5.9	72.3
Transaction costs	—	—	—	(1.6)
Accrued interest paid in kind	(9.1)	(4.3)	(5.9)	—
Accrued interest expense	13.7	2.1	11.4	1.2
Debt component at end of period	$99.1	$85.4	$83.3	$71.9
Total convertible debt at end of period	$99.1	$91.4	$92.4	$100.9

Li-Cycle Holdings Corp.
Notes to the consolidated financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts
On September 29, 2021, the Company entered into a Note Purchase Agreement (the “KSP Note Purchase Agreement”) with Spring Creek Capital, LLC (an affiliate of Koch Strategic Platforms, LLC, being a subsidiary of Koch Investments Group) and issued an unsecured convertible note (the “Initial KSP Note”) for a principal amount of $100 million to Spring Creek Capital, LLC. The Initial KSP Note will mature on September 29, 2026, unless earlier repurchased, redeemed or converted. Interest on the Initial KSP Note is payable semi-annually, and Li-Cycle is permitted to pay interest on the Initial KSP Note in cash or by payment in-kind (“PIK”), at its election. Interest payments made in cash were based on an interest rate of LIBOR plus 5.0% per year, and PIK interest payments were based on an interest rate of LIBOR plus 6.0% per year, with a LIBOR floor of 1% and a cap of 2%. Since July 1, 2023, as the LIBOR interest rate is no longer published, under the terms of the KSP Note Purchase Agreement, the interest rate is instead based on the sum of the Secured Overnight Financing Rate (“SOFR”) and the average spread between the SOFR and LIBOR during the three-month period ending on the date on which LIBOR ceases to be published. Accordingly, the effective interest rate of the KSP Note is now 14.9%.
The PIK election results in the issuance of a new note under the same terms as the Initial KSP Note, issued in lieu of interest payments with an issuance date on the applicable interest date. On May 1, 2022, Spring Creek Capital, LLC assigned the Initial KSP Note and the PIK note outstanding at that time to an affiliate, Wood River Capital, LLC. The Company has elected to pay interest on the Initial KSP Note by PIK since the first interest payment date of December 31, 2021. The Initial KSP Note and the PIK notes issued thereunder are referred to collectively as the “KSP Convertible Notes”, and as at December 31, 2023, comprised the following:

Note	Date Issued	Amount Issued
Initial KSP Note	September 29, 2021	$100.0
PIK Note	December 31, 2021	1.8
PIK Note	June 30, 2022	4.1
PIK Note	December 31, 2022	4.3
PIK Note	June 30, 2023	4.4
PIK Note	December 31, 2023	4.7
Total		$119.3
At the option of the holder, the KSP Convertible Notes may be converted into common shares of the Company at a conversion price of $13.43, subject to customary anti-dilutive adjustments. If the Company's share price is equal to or greater than $17.46, for a period of twenty consecutive days, the Company can force conversion of the KSP Convertible Notes at an amount equal to the sum of principal, accrued but unpaid interest, plus any make-whole amount which equal to the undiscounted interest that would have been payable from the date of conversion to the maturity date. At the Company's option at any time, the Company can also redeem all of the KSP Convertible Notes at any time for a cash purchase price equal to 130% of the principal plus unpaid interest until maturity. The conversion feature under the KSP Convertible Notes has been recorded as a bifurcated embedded derivative liability since the conversion ratio does not always result in a conversion of a fixed dollar amount of liability for a fixed number of shares due to the optionality of the interest rate utilized on conversion at the Company's option. The KSP Convertible Notes are also subject to redemption upon a change of control event or an event of default. Under an event of default, redemption happens upon occurrence of an event at the holder’s discretion. Under a change of control event, mandatory redemption happens upon occurrence of an event. Both the change of control and event of default options under the KSP Convertible Notes have been recorded as bifurcated embedded derivative liabilities as the redemption price triggered by these features represents a substantial premium over the principal amount. The bifurcated embedded derivatives are measured at fair value bundled together as a single compound embedded derivative. As at December 31, 2023, no conversions or redemptions had taken place.
The fair value of the compound embedded derivative upon issuance of the KSP Convertible Notes was determined to be a liability of $27.7 million whereas the remaining $72.3 million, net of transaction costs of $1.6 million, was allocated to the principal portion of the debt. During the year ended December 31, 2023, the Company recognized a fair value gain of $6.0 million on the embedded derivatives (for the two months ended December 31, 2022: gain of $3.1 million; for the year ended October 31, 2022: gain of $19.9 million; for the year ended October 31, 2021: loss of $1.3 million). The embedded derivatives were valued using the Binomial Option Pricing Model. The assumptions used in the model were as follows:

Li-Cycle Holdings Corp.
Notes to the consolidated financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts

	(Issuance date) September 29, 2021	October 31, 2021	October 31, 2022	December 31, 2022	December 31, 2023
Risk free interest rate	1.1%	1.2%	4.4%	4.2%	4.1%
Expected life of options	5.0 years	4.9 years	3.9 years	3.8 years	2.7 years
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%
Expected stock price volatility	66%	62%	63%	63%	65%
Share Price	$12.56	$12.94	$5.96	$4.76	$0.58
Expected volatility was determined by calculating the average implied volatility of a group of listed entities that are considered similar in nature to the Company.
(b)Glencore Convertible Notes

As at	December 31, 2023	December 31, 2022	October 31, 2022	October 31, 2021
Principal of convertible note at beginning of period	$208.1	$200.0	$—	$—
Issuance of convertible notes	17.2	8.1	200.0	—
Principal of convertible note at end of period	$225.3	$208.1	$200.0	$—

Conversion feature at beginning of period	$16.5	$34.8	$—	$—
Conversion feature issued	—	—	46.2	—
Fair value (gain) loss on embedded derivative	(16.1)	(18.3)	(11.4)	—
Conversion feature at end of period	$0.4	$16.5	$34.8	$—

Debt component at beginning of period	$164.9	$161.3	$—	$—
Debt component issued	17.2	8.1	153.8	—
Transaction costs	—	—	(1.3)	—
Accrued interest paid in kind	(17.2)	(8.1)	—	—
Accrued interest expense	23.7	3.6	8.8	—
Debt component at end of period	$188.6	$164.9	$161.3	$—
Total Convertible Debt at end of period	$189.0	$181.4	$196.1	$—
On May 31, 2022, the Company issued an unsecured convertible note (the “Glencore Note”) for a principal amount of $200 million to Glencore Ltd. (“Glencore”), a subsidiary of Glencore plc (LON: GLEN). The Glencore Note will mature on May 31, 2027 unless there is an earlier repurchase, redemption or conversion. Interest on the Glencore Note is payable semi-annually, with Li-Cycle permitted to pay interest on the Glencore Note in cash or by payment in-kind (“PIK”), at its election. Interest payments made in cash are based on an interest rate of the SOFR for a tenor comparable to the relevant interest payment period plus 0.42826% (the “Floating Rate”) plus 5% per annum if interest is paid in cash and plus 6% per annum if interest is paid in PIK. The Floating Rate has a floor of 1% and a cap of 2%. The PIK election results in the issuance of a new note under the same terms as the initial Glencore Note, issued in lieu of interest payments with an issuance date on the applicable interest date. The effective interest rate of the Glencore Note is 13.5%.
The Company has elected to pay interest by PIK since the first interest payment on November 30, 2022. The Glencore Note and the PIK notes issued thereunder are referred to collectively as the “Glencore Convertible Notes”, and as at December 31, 2023, comprised the following:

Note	Date Issued	Amount Issued
Glencore Note	May 31, 2022	$200.0
PIK Note	November 30, 2022	8.1
PIK Note	May 31, 2023	8.4
PIK Note	November 30, 2023	8.8
Total		$225.3
At the option of the holder, the Glencore Convertible Notes may be converted into common shares of the Company at a conversion price of $9.95, subject to customary anti-dilutive adjustments. The conversion feature under the Glencore Convertible Notes has been recorded as an embedded derivative liability as the conversion ratio does not always result in a conversion of a

Li-Cycle Holdings Corp.
Notes to the consolidated financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts fixed dollar amount of liability for a fixed number of shares due to the optionality of the interest rate utilized on conversion at the Company's option. The Glencore Convertible Notes are also subject to redemption upon a change of control event or an event of default. Under an event of default, redemption happens upon occurrence of an event at the holder’s discretion. Under a change of control event, mandatory redemption happens upon occurrence of an event. The change of control, event of default, and optional redemption options under the Glencore Convertible Notes have been recorded as bifurcated embedded derivative liabilities. The bifurcated embedded derivatives are measured at fair value bundled together as a single compound embedded derivative. As at December 31, 2023, no conversion or redemption had taken place.
In connection with any optional redemption and provided that Glencore has not elected to convert the Glencore Note into common shares, the Company must issue warrants (the “Glencore Warrants”) to Glencore on the optional redemption date that entitle the holder to acquire, until the maturity date of the Glencore Note, a number of common shares equal to the principal amount of the Glencore Note being redeemed divided by the then applicable conversion price. The initial exercise price of the Glencore Warrants will be equal to the conversion price as of the optional redemption date.
The fair value of the embedded derivative liability upon issuance of the Glencore Convertible Notes was determined to be $46.2 million with the remaining $153.8 million, net of transaction costs of $1.3 million, allocated to the initial amortized cost of the host debt instrument. During the year ended December 31, 2023, the Company recognized a fair value gain of $16.1 million on the embedded derivatives (for the two months ended December 31, 2022: $18.3 million; for the year ended October 31, 2022: $11.4 million). The embedded derivatives were valued using the Finite Difference Method. The assumptions used in the model were as follows:

	(Issuance date) May 31, 2022	October 31, 2022	December 31, 2022	December 31, 2023
Risk free interest rate	2.9%	4.4%	4.2%	3.8%
Expected life of options	5.0 years	4.6 years	4.4 years	3.4 years
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected stock price volatility	68%	63%	63%	65%
Share Price	$8.15	$5.96	$4.76	$0.58
Expected volatility was determined by calculating the average implied volatility of a group of listed entities that are considered similar in nature to the Company.
18.    Warrants
In connection with the completion of the Business Combination on August 10, 2021, the Company assumed obligation for Peridot Acquisition Corp.’s warrants to purchase up to 23,000,000 common shares at their fair market value of $2.10 per share for a total acquired liability of $48.3 million.
The total number of warrants was made up of 14,999,994 Public Placement Warrants (“Public Warrants”) and 8,000,000 Private Placement Warrants (“Private Warrants”). All of the warrants had a 5-year term, expiring on September 24, 2025. The Public Warrants had an exercise price of $11.50 per share, with a redemption price of $0.10 per warrant if the Company's share price exceeded $10.00, on a cashless basis. If the Company's share price exceeded $18.00 for any 20 trading days within the 30 trading day period ending three trading days before the Company elected to deliver a notice of redemption, the redemption price was $0.01 on a cash basis. The Private Warrants had an exercise price of $11.50 per share, redeemable only at such time that the share price of the Company was between $10.00 and $18.00, at $0.10 per warrant. The Private Warrants were not transferable until 30 days after the close of the Business Combination, which was September 9, 2021.
On December 27, 2021, the Company announced that it would redeem all of its warrants to purchase common shares of the Company that remained outstanding at 5:00 p.m. New York City time on January 26, 2022 (the “Redemption Date”) for a redemption price of $0.10 per warrant. Based on the redemption fair market value that was announced on January 11, 2022, warrant holders who surrendered their warrants on a “Make-Whole Exercise” prior to the Redemption Date received 0.253 common shares of the Company per warrant. As of January 31, 2022, (i) 9,678 warrants were exercised at the exercise price of $11.50 per common share, and (ii) 22,540,651 warrants were surrendered by holders in the Make-Whole Exercise. The remaining 449,665 unexercised warrants were redeemed at $0.10 per warrant.

Li-Cycle Holdings Corp.
Notes to the consolidated financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts

For the year ended October 31,		2022		2021
	Number of warrants		Number of warrants
Balance, beginning of the year	22,999,894	$82.1	—	$—
Assumption of warrants - Business Combination (refer to Note 1)	—	—	22,999,994	48.3
Cash exercises	(9,578)	—	(100)	—
Cashless exercises	(22,540,651)	(45.9)	—	—
Redemptions	(449,665)	—	—
Fair value (gain) loss on warrants	—	(36.2)	—	33.8
Balance, end of the year	—	$—	22,999,894	$82.1
Warrants were re-measured through the consolidated statements of operations and comprehensive income (loss) at each period end, using first level inputs. At October 31, 2021, the publicly traded fair market value for each warrant was $3.57. For the period ended October 31, 2022, the publicly traded fair market value for each warrant immediately prior to the cashless exercises was between $1.82 and $2.25. As of October 31, 2022 and all periods thereafter, there are no warrants outstanding.
19.    Asset retirement obligations
The Company capitalizes a restoration asset and recognizes a corresponding asset retirement obligation upon entering a contractual commitment with certain future environmental or restoration obligations of any disturbances caused at its leased plant facilities. The leased properties subject to these obligations are the New York Spoke plant, the Ontario Spoke plant, the Ontario Spoke warehouse, and the Germany Spoke plant and warehouse. The amounts recognized as asset retirement obligations are estimated using the Company's expected future costs of remediation discounted to the date of recognition, based on the lease term. Carrying value of the Company's restoration assets as of December 31, 2023 is $0.7 million (December 31, 2022: $0.2 million, October 31, 2022: $0.3 million, October 31, 2021: $0.2 million).

Restoration assets are amortized over the lease term with amortization expense recognized in Cost of sales in the consolidated statements of operations and comprehensive income (loss). Amortization expense for the year ended December 31, 2023 was $0.1 million (for the two months ended December 31, 2022: $0.0 million, for the year ended October 31, 2022: $0.1 million, 2021: $0.1 million). Changes in asset retirement obligations due to the passage of time are measured by recognizing accretion expense in Interest expense in the consolidated statements of operations and comprehensive income (loss).
A reconciliation of the Company’s asset retirement obligations for the years ended December 31, 2023, for the 2 months ended December 31, 2022, for the year ended October 31, 2022 and 2021 on a discounted basis are as follows:

	For the year ended December 31, 2023	For the 2 months ended December 31, 2022	For the year ended October 31, 2022	For the year ended October 31, 2021
Balance, beginning of the year	$0.4	$0.4	$0.4	$—
Non-cash additions	0.5	—	—	0.4
Accretion of liability and foreign exchange	0.1	—	—	—
Balance, end of year	$1.0	$0.4	$0.4	$0.4
The discount rate utilized to determine the above accrued obligation was the credit adjusted risk free rate relevant in each jurisdiction as at the time of recognition of the obligation (0.37% - 10.96%). The total undiscounted amount of the obligation is $1.6 million.
20.    Common stock and additional paid-in capital
(a)Common stock and additional paid-in capital
Li-Cycle Corp. is authorized to issue an unlimited number of voting common shares, Class A non-voting common shares, preference shares and Class A preferred shares, in each case without par value. All issued shares are fully paid. Li-Cycle Holdings Corp. is authorized to issue an unlimited number of voting common shares without par value. All issued shares are fully paid.

Li-Cycle Holdings Corp.
Notes to the consolidated financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts
Description of Securities

General

The following description of the material terms of the Company's share capital includes a summary of certain provisions of the Articles of Arrangement that became effective upon the closing of the Business Combination (the “Articles”).

Share Capital

The Company's authorized share capital consists of an unlimited number of common shares and an unlimited number of preferred shares issuable in series.

Common Shares

Voting Rights. Under the Articles, the common shares are entitled to receive notice of, and to attend and vote at all meetings of shareholders, except meetings at which only holders of a specified class of shares are entitled to vote. Each common share entitles its holder to one vote.

Dividend Rights. The holders of outstanding common shares are entitled to receive dividends at such times and in such amounts and form as the board may from time to time determine, but subject to the rights of the holders of any preferred shares. The Company is permitted to pay dividends unless there are reasonable grounds for believing that: (i) the Company is, or would after such payment be, unable to pay its liabilities as they become due; or (ii) the realizable value of the Company’s assets would, as a result of such payment, be less than the aggregate of its liabilities and stated capital of all classes of shares. The timing, declaration, amount and payment of any future dividends will depend on the Company’s financial condition, earnings, capital requirements and debt service obligations, as well as legal requirements, industry practice and other factors that our board deems relevant.

Preemptive Rights. There are no preemptive rights relating to the common shares.

Repurchase of Common Shares. Under the OBCA, the Company will be entitled to purchase or otherwise acquire any of its issued shares, subject to restrictions under applicable securities laws and provided that the Company will not be permitted to make any payment to purchase or otherwise acquire any of its issued shares if there are reasonable grounds for believing that: (i) the Company is, or would after such payment be, unable to pay its liabilities as they become due; or (ii) the realizable value of the Company’s assets would, as a result of such payment, be less than the aggregate of its liabilities and stated capital of all classes of shares.

Liquidation. Upon the dissolution, liquidation or winding up of the Company, or any other distribution of assets of the Company, among its shareholders for the purpose of winding up its affairs, subject to the rights of the holders of any outstanding series of preferred shares, the holders of common shares will be entitled to receive the remaining property and assets of the Company available for distribution to its shareholders ratably in proportion to the number of common shares held by them.

Li-Cycle Holdings Corp.
Notes to the consolidated financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts

(in millions)	Number of shares outstanding*	Amount
Common shares and additional paid-in capital outstanding as at November 1, 2020	83.4	$16.3
Issuance of shares – Series C private placement (i)	11.2	21.6
Issuance of shares for non-cash costs	0.5	—
Issuance of shares through Business Combination (ii)	65.7	477.0
Settlement of RSUs	0.4	0.8
Exercise of stock options	2.1	0.2
RSUs expense	—	0.7
Stock-based compensation - options	—	2.7
Common shares and additional paid-in capital outstanding as at October 31, 2021	163.3	519.3
Settlement of RSUs	0.3	—
Exercise of stock options	1.4	—
Exercise of warrants	5.7	46.0
Issuance of shares to LGES and LGC (iii)	5.3	49.7
Stock-based compensation - RSUs	—	11.5
Stock-based compensation - options	—	6.6
Common shares and additional paid-in capital outstanding as at October 31, 2022	176.0	633.1
Settlement of RSUs	—	—
Exercise of stock options	0.1	—
Stock-based compensation - RSUs	—	1.6
Stock-based compensation - options	—	0.6
Common shares and additional paid-in capital outstanding as at December 31, 2022	176.1	635.3
Settlement of RSUs	0.8	—
Exercise of stock options	1.3	—
Stock-based compensation - RSUs	—	9.8
Stock-based compensation - options	—	3.6
Payment to the holders of non-controlling interest in subsidiary	—	(0.4)
Common shares and additional paid-in capital outstanding as at December 31, 2023	178.2	$648.3
*The number of Li-Cycle Corp. common shares and Class A preferred shares on the consolidated statements of equity have been recast by the Business Combination exchange ratio of 1:39.91 for periods prior to the completion of the Business Combination on August 10, 2021.
(i)On November 13, 2020, Li-Cycle Corp. completed a Series C private placement with two entities to purchase 281,138 Class A preferred shares at a price of $81.81 per share, for total proceeds of $23.0 million and incurred transaction fees of $1.4 million.
(ii)On August 10, 2021, the Company finalized the business combination described in Note 1. All outstanding common shares and Class A preferred shares of Li-Cycle Corp., 2,407,535 in total, were exchanged for 96,084,679 common shares of Li-Cycle Holdings Corp. at the exchange ratio of 1:39.91. Li-Cycle Holdings Corp. issued an additional 65,671,374 common shares for net proceeds of $525,329,273. As part of this transaction, all outstanding 9,829 Restricted Share Units of Li-Cycle Corp. were settled by issuance of additional 392,276 common shares of Li-Cycle Holdings Corp. and a cashless exercise of 28,779 stock options of Li-Cycle Corp. resulted in an additional 1,031,226 common shares of Li-Cycle Holdings Corp.
(iii)On May 12, 2022, the Company announced the successful completion of the $50 million aggregate investment in common shares of the Company by LG Energy Solution, Ltd. (“LGES”) and LG Chem, Ltd. (“LGC”). The Company issued 5,300,352 shares at an average price of $9.43 per common shares to LGES and LGC (being 2,650,176 common shares each). The investment was split into two tranches: (i) an initial tranche of 4,416,960 common shares, in the aggregate, at a price of $10.00 per share (for an aggregate initial tranche subscription price of approximately $44.2 million), and (ii) a second tranche of 883,392 common shares, in the aggregate, at a price of $6.60 per share (for an aggregate second tranche subscription price of approximately $5.8 million). The total cash inflow, net of transaction costs, was $49.7 million.
(b)Long-term incentive plans
The number of common shares authorized for awards under the Company's 2021 Long-Term Incentive Plan (“LTIP plan”) is 35,999,035 common shares as of December 31, 2023.

Li-Cycle Holdings Corp.
Notes to the consolidated financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts
Stock options
Stock options have been issued under the Company's LTIP plan and certain legacy plans (“Legacy Plans”). Each of the Company's stock options converts into one common share of the Company on exercise. No amounts are paid or payable by the recipient on receipt of the option. The options carry neither rights to dividends nor voting rights. The vesting period is three years, one-third on the first-year anniversary of the grant of the option, and one-third every consecutive year thereafter. If an option remains unexercised after a period of 10 years from the date of grant, the option expires. In general, vested options are forfeited 90 days following employee termination and all non-vested options at the time of termination are immediately forfeited.
A summary of stock option activities is as follows:

	Number of stock options	Weighted average exercise price
Balance as at November 1, 2020	5,327,980	$0.38
Grants	2,320,989	6.13
Exercises	(2,172,820)	0.62
Forfeitures/cancellations/expirations	(179,595)	1.06
Balance, as at October 31, 2021	5,296,554	2.81
Grants	763,829	7.81
Cashless exercises	(1,547,113)	0.46
Forfeitures/cancellations/expirations	(2,619)	10.93
Balance, as at October 31, 2022	4,510,651	4.46
Grants	—	—
Cashless exercises	(141,919)	0.81
Forfeitures/cancellations/expirations	—	—
Balance, as at December 31, 2022	4,368,732	4.58
Grants	1,088,500	5.76
Cashless exercises	(1,581,424)	0.74
Forfeitures/cancellations/expirations	(157,122)	9.80
Balance, as at December 31, 2023	3,718,686	6.34
Exercisable stock options as at December 31, 2023	1,963,937	$5.85
The aggregate intrinsic value of the stock options exercised, outstanding and exercisable was $6.1 million, $nil, and $nil for the year ended December 31, 2023 ($0.7 million, $9.6 million, and $9.6 million for the 2 month period ended December 31, 2022, $10.2 million, $13.4 million, and $13.4 million for the year ended October 31, 2022, $18.7 million, $53.6 million, and $51.5 million for the year ended October 31, 2021).
Cash received from the stock options exercised for the year ended December 31, 2023 was $nil (2 month period ended December 31, 2022: $nil, year ended October 31, 2022: $nil, year ended October 31, 2021: $0.2 million). There were no tax benefits recognized by the Company related to stock options exercised as at December 31, 2023 (December 31, 2022: $nil; October 31, 2022: $nil; October 31, 2021: $nil).

Li-Cycle Holdings Corp.
Notes to the consolidated financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts
A summary of non-vested stock options for the year ended December 31, 2023 is shown below:

	Number	Weighted average grant date fair value
Non-vested balance as at November 1, 2020	2,822,515	$0.44
Granted during the period	2,320,989	3.59
Vested during the period	(3,910,062)	0.60
Forfeited during the period	(179,595)	0.75
Non-vested balance as at October 31, 2021	1,053,847	6.68
Granted during the period	763,829	4.87
Vested during the period	(557,693)	6.42
Forfeited during the period	(2,619)	6.68
Non-vested balance as at October 31, 2022	1,257,364	5.58
Vested during the period	(10,575)	7.88
Forfeited during the period	—	—
Non-vested balance, as at December 31, 2022	1,246,789	5.56
Granted during the period	1,088,500	3.33
Vested during the period	(466,188)	5.69
Forfeited during the period	(114,352)	5.88
Non-vested balance, as at December 31, 2023	1,754,749	$4.12
A summary of the outstanding stock options is as follows:

As at December 31, 2023
Plans	Range of exercise prices	Number of stock options	Weighted-average remaining contractual life (years)	Expiration year
Legacy Plans	$ 0.37 - 2.15	972,251	5.63	April 2024 - February 2031
LTIP Plan	4.94 - 13.20	2,746,435	8.33	August 2031 - May 2033
Total		3,718,686
The Company recognized total expenses of $3.6 million related to stock options for the year ended December 31, 2023 (2 month period ended December 31, 2022: $0.6 million; year ended October 31, 2022: $6.6 million; year ended October 31, 2021: $2.7 million).
As of December 31, 2023, there was $2.3 million of total unrecognized compensation cost arising from stock options. This cost is expected to be recognized over a weighted average period of 1.33 years. The total fair value of stock options vested during the year ended December 31, 2023 was $2.7 million (2022 and 2021 was $3.6 million and $2.4 million, respectively).
The fair value of the stock options granted during the year ended December 31, 2023 was determined to be $3.6 million (2 month period ended December 31, 2022: $nil; year ended October 31, 2022: $3.7 million, year ended October 31, 2021: $8.3 million), using the Black-Scholes Merton option pricing model. The assumptions used in the stock option pricing model for the grants during the year ended December 31, 2023 were as follows:

Risk free interest rate	3.45% - 3.59%
Expected life of options	6 years
Expected dividend yield	0%
Expected stock price volatility	57.81% - 58.65%
Expected forfeiture rate	0.19%

Expected volatility was determined by calculating the average historical volatility of a group of listed entities that are considered similar in nature to the Company.
Restricted share units
Under the terms of the Company's LTIP plan, restricted share units (“RSUs”) of Li-Cycle Holdings Corp. have been issued to executives, directors, employees and advisors. The RSU vesting periods range from several months to 3 years. The RSUs

Li-Cycle Holdings Corp.
Notes to the consolidated financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts represent the right to receive common shares from Li-Cycle Holdings Corp. in an amount equal to the fair market value of a common share of Li-Cycle Holdings Corp. at the time of distribution. RSUs issued under the LTIP plan are expected to be settled in common shares. RSUs issued under the LTIP plan are classified as equity on the consolidated balance sheets.
The Company recognized stock-based compensation expense relating to RSUs totaling $9.8 million in the year ended December 31, 2023 (2 month period ended December 31, 2022: $1.6 million, year ended October 31, 2022: $11.5 million, year ended October 31, 2021: $0.7 million).
A summary of RSU activities is as follows:

	Number of RSUs	Weighted average share price on grant
Balance as at November 1, 2020	87,084	$1.07
Granted	1,021,955	8.29
Vested and settled	(392,276)	1.87
Forfeited/cancelled/expired	—	—
Balance, as at October 31, 2021	716,763	10.93
Granted	1,703,966	8.38
Vested and settled	(317,619)	11.22
Forfeited/cancelled/expired	(55,073)	9.98
Balance, as at October 31, 2022	2,048,037	8.79
Granted	—	—
Vested and settled	(42,534)	13.20
Forfeited/cancelled/expired	(4,823)	10.36
Balance, as at December 31, 2022	2,000,680	8.69
Granted	9,541,333	1.98
Vested and settled	(827,692)	8.70
Forfeited/cancelled/expired	(855,240)	6.13
Balance, as at December 31, 2023	9,859,081	$2.42
RSUs granted in the year ended December 31, 2023 vest over 0.5 to 3 years and are settled upon vesting.
There was no tax benefit recognized by the Company related to the RSUs vested for the year ended December 31, 2023 (2 month period ended December 31, 2022: $nil, year ended October 31, 2022: $nil; year ended October 31, 2021: $nil).
As of December 31, 2023, there was $10.6 million of total unrecognized compensation cost arising from restricted stock awards. This cost is expected to be recognized over a weighted average period of 1.13 years. The total fair value of restricted stock vested during the year ended December 31, 2023 was $7.2 million (2022 and 2021 was $3.6 million and $0.7 million, respectively).
For the year ended December 31, 2023, the Company capitalized $0.7 million in RSU and stock option costs to assets under construction (year ended October 31, 2022: $0.6 million, year ended October 31, 2021: $nil).
21.    Non-controlling interest
On January 26, 2022, the Company entered into an agreement with ECO STOR AS (“ECO STOR”) and Morrow Batteries AS (“Morrow”) to form Li-Cycle Norway AS for the purpose of developing a new Spoke facility in southern Norway. Li-Cycle became the majority owner of Li-Cycle Norway AS with 67% ownership, while Nordic-headquartered strategic partners ECO STOR and Morrow held a 31% and 2% ownership, respectively.
On June 29, 2023, the Company purchased all shares of Li-Cycle Norway AS held by ECO STOR and Morrow, eliminating all non-controlling interests in the entity. The Company paid $0.4 million for these shares, bringing its ownership interest in Li-Cycle Norway AS from 67% to 100%. This transaction created a loss of $0.6 million which is reflected in equity and had no impact on the consolidated statements of operations and comprehensive income (loss).

Li-Cycle Holdings Corp.
Notes to the consolidated financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts
The carrying amount of Li-Cycle Norway AS net assets in the Company's consolidated financial statements on the date of acquisition was $0.6 million.

in millions of US dollars
Carrying amount of NCI acquired ($0.6 million x 33%)	$0.2
Consideration paid to NCI	0.4
A decrease in equity attributable to owners of the Company	$0.6
22.    Financial instruments and financial risk factors
Fair values
The Company’s financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

As at December 31, 2023	Balance	Level 1	Level 2
Accounts receivable (subject to provisional pricing)	$0.6	$—	$0.6
Conversion feature of convertible debt (refer to Note 17)	0.4	—	0.4

As at December 31, 2022	Balance	Level 1	Level 2
Accounts receivable (subject to provisional pricing)	$1.2	$—	$1.2
Conversion feature of convertible debt (refer to Note 17)	22.5	—	22.5

As at October 31, 2022	Balance	Level 1	Level 2
Accounts receivable (subject to provisional pricing)	$2.0	$—	$2.0
Conversion feature of convertible debt (refer to Note 17)	43.9	—	43.9

As at October 31, 2021	Balance	Level 1	Level 2
Accounts receivable (subject to provisional pricing)	$2.8	$—	$2.8
Warrants (refer to Note 18)	82.1	53.5	28.6
Conversion feature of convertible debt (refer to Note 17)	29.0	—	29.0
Refer to Note 6 above for additional details related to measurement of accounts receivable and the concentration of credit risk of accounts receivable.
Market risk
The Company is exposed to commodity price movements for the inventory it holds and produces. Commodity price risk management activities are currently limited to monitoring market prices. The Company's revenues are sensitive to the market prices of the constituent payable metals in its products, notably cobalt and nickel.
The following table sets out the Company's exposure, in relation to the impact of movements in the Cobalt and Nickel price for the provisionally invoices sales volume:

As at December 31, 2023	Cobalt	Nickel
Metric tonnes subject to fair value pricing adjustments	2,313.0	2,313.0
10% increase in prices	$0.2	$0.3
10% decrease in prices	$(0.2)	$(0.3)

As at December 31, 2022	Cobalt	Nickel
Metric tonnes subject to fair value pricing adjustments	4,428.0	4,428.0
10% increase in prices	$0.8	$1.4
10% decrease in prices	$(0.8)	$(1.4)

Li-Cycle Holdings Corp.
Notes to the consolidated financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts

As at October 31, 2022	Cobalt	Nickel
Metric tonnes subject to fair value pricing adjustments	4,202.0	4,202.0
10% increase in prices	$1.1	$1.0
10% decrease in prices	$(1.1)	$(1.0)

As at October 31, 2021	Cobalt	Nickel
Metric tonnes subject to fair value pricing adjustments	1,728.0	1,728.0
10% increase in prices	$0.3	$0.4
10% decrease in prices	$(0.3)	$(0.4)
The following table sets out the period end commodity prices for Cobalt and Nickel:

As at December 31, 2023	Market price per tonne
Cobalt	$28,660
Nickel	$16,250

As at December 31, 2022	Market price per tonne
Cobalt	$41,337
Nickel	$30,400

As at October 31, 2022	Market price per tonne
Cobalt	$53,462
Nickel	$21,710

As at October 31, 2021	Market price per tonne
Cobalt	$60,407
Nickel	$19,300
23.     Commitments and contingencies
As of December 31, 2023, there were $8.3 million in committed purchase orders or agreements for equipment and services (December 31, 2022: $9.5 million, October 31, 2022: $9.2 million, October 31, 2021: $6.9 million).
Moelis Engagement
As described in Note 1, the Special Committee selected Moelis as its financial advisor in relation to certain initiatives to strengthen its financial position and enhance liquidity of the Company. The Company has entered into a contingent fee arrangement with Moelis, which includes success fees that become payable upon closing certain financing transactions, depending on the deal structure and size.
Legal Proceedings
The Company is and may be subject to various claims and legal proceedings in the ordinary course of its business. Due to the inherent risks and uncertainties of the litigation process, we cannot predict the final outcome or timing of claims or legal proceedings. The Company records provisions for such claims when an outflow of resources is considered probable and a reliable estimate can be made. No such provisions have been recorded by the Company.
Shareholder Litigation relating to the October 23, 2023 Announcement of Rochester Hub Construction Pause
Three shareholder suits were launched following the Company’s announcement on October 23, 2023 that it would be pausing construction on the Rochester Hub project, being the Davis, Wyshynski and Nieves actions, described below.
On November 8, 2023, a putative federal securities class action lawsuit was filed in the U.S. District Court for the Southern District of New York against the Company, its CEO, and its CFO, on behalf of a proposed class of purchasers of the Company’s common shares during the period from June 14, 2022 through October 23, 2023. The complaint, which is captioned as Davis v. Li-Cycle Holdings Corp., et al., 1:23-cv-09894 (S.D.N.Y.) (the “Davis Securities Action”), asserts claims under Sections 10(b)

Li-Cycle Holdings Corp.
Notes to the consolidated financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts and 20(a) of the Exchange Act, and alleges that the defendants issued false and misleading statements regarding the Rochester Hub’s construction budget, costs and timeline, which were allegedly revealed on October 23, 2023, when the Company announced that it would pause construction on the Rochester Hub project. The complaint seeks compensatory damages and an award of costs. In view of the uncertainties inherent in litigation, we do not express a judgment as to the outcome of this litigation. No amounts have been recorded for any potential liability arising from this matter. The Company has not recorded a provision for the claim as outflow of resources is not considered probable and a reliable estimate of potential damages cannot be made.
On November 27, 2023, a putative Ontario securities class action claim was filed in the Ontario Superior Court of Justice against the Company and its CEO. The claim was amended on February 8, 2024. The claim is on behalf of a proposed class of purchasers of the Company’s common shares during the period from February 27, 2023 through November 10, 2023. The claim, which is captioned as Wyshynski v. Li-Cycle Holdings Corp. et al., Court File No. CV-23-00710373-00CP, alleges common law secondary market misrepresentations and, if leave is granted under Part XXIII.1 of the Securities Act (Ontario), statutory secondary market negligent misrepresentations. The Wyshynski claim alleges that the Company’s public disclosures through the class period contained misrepresentations because they omitted materials facts regarding the cost of the Rochester Hub project and the availability of financing. The Wyshynski claim alleges that the purported misrepresentations were publicly corrected on (i) October 23, 2023, when the Company announced that it would pause construction on the Rochester Hub project; and (ii) November 13, 2023, with the release of the Company’s Q3 2023 earnings. The putative class includes all persons who acquired Li-Cycle common shares during the class period and who held some or all of those common shares until after the release of at least one of the alleged corrective disclosures. The claim seeks compensatory damages and an award of costs. In view of the uncertainties inherent in litigation, we do not express a judgment as to the outcome of this litigation. No amounts have been recorded for any potential liability arising from this matter. The Company has not recorded a provision for the claim as outflow of resources is not considered probable and a reliable estimate of potential damages cannot be made.
On December 4, 2023, a putative shareholder derivative action was filed in the Supreme Court of the State of New York, Monroe County, purportedly on behalf of the Company (as nominal defendant) against certain of the Company’s current and/or former officers and directors. The action, which is captioned as Nieves v. Johnston, et. al., Index No. E2023014542 (N.Y. Sup. Ct.), principally concerns the same alleged misstatements or omissions at issue in the Davis Securities Action, and asserts common law claims for breach of fiduciary duty, waste, unjust enrichment, and gross mismanagement. The action seeks to recover unspecified compensatory damages on behalf of the Company, an award of costs and expenses and other relief. On February 29, 2024, the parties agreed to stay the action pending resolution of the Davis Securities Action. In view of the uncertainties inherent in litigation, we do not express a judgment as to the outcome of this litigation. No amounts have been recorded for any potential liability arising from this matter. The Company has not recorded a provision for the claim as outflow of resources is not considered probable and a reliable estimate of potential damages cannot be made.
Subrogation Liability Claim
On or around January 2, 2024, the Company received a notice of a subrogation liability claim by an insurance company on behalf of one of the other tenants of the New York Spoke’s warehouse. The claim relates to a small fire which occurred at the building on December 23, 2023, involving lithium-ion batteries being stored at the warehouse. The claimant has not provided details of potential damages and the Company’s general liability insurer is providing coverage for this claim, including defense of the claim. The Company has not recorded a provision for the claim as outflow of resources is not considered probable and a reliable estimate of potential damages cannot be made.

Li-Cycle Holdings Corp.
Notes to the consolidated financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts
24.    Earnings (loss) per share

	Year ended December 31, 2023	2 months ended December 31, 2022	Year ended October 31, 2022	Year ended October 31, 2021
Total net income (loss)	$(138.0)	$1.6	$(50.3)	$(70.5)
Weighted average number of common shares (in millions)	177.5	176.0	170.7	110.1
Effect of dilutive securities:
Stock options	—	2.1	—	—
Restricted share units	—	2.0	—	—
Dilutive number of shares	$177.5	$180.1	$170.7	$110.1
Basic and diluted earnings (loss) per share	$(0.78)	$0.01	$(0.29)	$(0.64)
The stated weighted average number of common shares and the number of potential common shares have been recast by the Business Combination exchange ratio of 1:39.91 for periods prior to the completion of the Business Combination on August 10, 2021.
Adjustments for diluted loss per share were not made for the for the year ended December 31, 2023, for the year ended October 31, 2022, and for the year ended October 31, 2021 as they would be anti-dilutive in nature. The following table presents shares from instruments that could dilute basic loss per share in the future, but were not included in the calculation of diluted loss per share because they are antidilutive for the periods presented:

As at	December 31, 2023	December 31, 2022	October 31, 2022	October 31, 2021
Stock options	$3.7	$4.4	$4.5	$5.3
Warrants	—	—	—	23.0
Convertible debt
KSP Convertible Notes	9.6	8.5	8.4	7.5
Glencore Convertible Notes	23.7	21.4	21.0	—
Restricted share units	9.9	2.0	2.0	0.7
Total	$46.9	$36.3	$35.9	$36.5
25.    Segment reporting
The consolidated financial information presented in these financial statements is reviewed regularly by the Company’s chief operating decision maker (“CODM”) for making strategic decisions, allocations resources and assessing performance. The information review by CODM for decision making purposes aligns with the information provided above in the statements of operations and comprehensive income (loss), financial position, and cash flows. The Company’s CODM is its Chief Executive Officer.
The Company's revenue primarily comes from three key customers, as shown in the table below. The Company's remaining customers do not make up significant percentages of these balances. For additional details on product sales and fair value adjustments recognized in the period, refer to Note 3.

Revenue
	For the year ended December 31, 2023	For the 2 months ended December 31, 2022	For the year ended October 31, 2022	For the year ended October 31, 2021
Customer A	21.6%	0.0%	0.0%	0.0%
Customer B	16.4%	61.2%	68.9%	52.4%
Customer C	10.3%	0.0%	0.0%	0.0%
Customer D	10.3%	0.0%	0.0%	0.0%
Customer E	9.3%	27.2%	0.0%	0.0%
Customer F	7.5%	10.1%	17.0%	41.7%
During the year ended December 31, 2023, two months ended December 31, 2022, years ended October 31, 2022 and 2021, the Company operated in Canada and the United States. In the year ended October 31, 2022, the Company also began investing in

Li-Cycle Holdings Corp.
Notes to the consolidated financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts future operations in Europe. As of December 31, 2023, there have not been sales of Black Mass & Equivalents and as such, product revenue has not been recognized in Europe. Management has concluded that the customers, and the nature and method of distribution of goods and services delivered, if any, to these geographic regions are similar in nature. The risks and returns across the geographic regions are not dissimilar; therefore, the Company operates as a single operating segment.
The following is a summary of the Company’s geographical information:

	Canada	United States	Germany	Other	Total
Revenues
Year ended December 31, 2023	$1.0	$16.3	$—	$1.0	$18.3
2 months ended December 31, 2022	0.9	5.0	—	—	5.9
Year ended October 31, 2022	4.1	9.3	—	—	13.4
Year ended October 31, 2021	3.0	4.3	—	—	7.3

Non-current assets
As at December 31, 2023	$57.0	$618.9	$34.9	$26.2	$737.0
As at December 31, 2022	31.6	212.0	11.7	2.5	257.8
As at October 31, 2022	23.0	160.6	10.8	2.3	196.7
As at October 31, 2021	10.8	34.2	—	—	45.0
Revenue is attributed to each geographical location based on location of sale.
26.    Income taxes
Net loss before income tax includes the following components:

	For the year ended December 31, 2023	For the 2-month period ended December 31, 2022	For the year ended October 31, 2022	For the year ended October 31, 2021
Canada	$(72.0)	$4.6	$(46.1)	$(70.9)
Foreign	(65.9)	(3.0)	(4.2)	0.4
Total	$(137.9)	$1.6	$(50.3)	$(70.5)
The expense for income taxes consists of:

	For the year ended December 31, 2023	For the 2-month period ended December 31, 2022	For the year ended October 31, 2022	For the year ended October 31, 2021
Current
Canada	$—	$—	$—	$—
Foreign	0.1	—	—	—
	$0.1	$—	$—	$—
Deferred and other
Canada	$—	$—	$—	$—
Foreign	—	—	—	—
	$—	$—	$—	$—
Income tax expense	$0.1	$—	$—	$—
The recovery of income taxes differs from the amount obtained by applying the statutory Federal and Provincial/State income tax rates to the loss for the period as follows:

Li-Cycle Holdings Corp.
Notes to the consolidated financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts

	For the year ended December 31, 2023	For the 2-month period ended December 31, 2022	For the year ended October 31, 2022	For the year ended October 31, 2021
Net loss for the year before tax	$(137.9)	$1.6	$(50.3)	$(70.5)
Statutory tax rates	26.5%	26.5%	26.5%	26.5%
	$(36.5)	$0.4	$(13.3)	$(18.7)
Change in valuation allowance	$26.1	$(1.2)	$17.6	$8.8
Rate differential	3.0	0.3	0.5	—
Internal transfer of intangible property	4.0	—	—	—
Other	0.1	—	0.1	—
Non-deductible item and others	3.4	0.5	(4.9)	9.9
Income tax expense	$0.1	$—	$—	$—
As of December 31, 2023, the Company has net operating losses of approximately $329.0 million (December 31, 2022: $204.5 million, October 31, 2022: $184.1 million; October 31, 2021: $53.4 million) related to Canada and the United States available to reduce net income for tax purposes in future years. Management believes there is insufficient evidence that the income tax benefits related to these losses and other potential deferred income tax assets will be realized. Accordingly, the Company has provided for a valuation allowance against the net amount of deferred income tax assets in the consolidated financial statements.
As of December 31, 2023, the Company has aggregate non-capital losses for Canadian income tax purposes of approximately $228.1 million (December 31, 2022: $168.0 million, October 31, 2022: $153.2 million, October 31, 2021: $48.7 million), that expire in the period 2037 to 2042. In addition, the Company has net operating losses for US income tax purposes of approximately $79.7 million (December 31, 2022: $28.7 million, October 31, 2022: $25.0 million, October 31, 2021: $4.7 million) that carryforward indefinitely. The net operating losses for income tax purposes in other jurisdictions, on which valuation allowances have been recorded, consists of approximately $2.5 million which can be carried forward indefinitely and $18.6 million which will expire beginning 2029 to 2037.
The components of deferred tax assets and liabilities are as follows:

	For the year ended December 31, 2023	For the 2-month period ended December 31, 2022	For the year ended October 31, 2022	For the year ended October 31, 2021
Deferred tax assets
Tax losses and credits carryforwards	$82.6	$50.8	$48.6	$14.3
Share issuance costs	6.6	9.4	10.1	12.6
Convertible debt	—	—	—	—
Reserves and provisions	0.1	0.1	0.1	0.2
Other	2.8	4.0	3.4	0.1
Right of use assets, net of lease liabilities	0.9	0.5	0.5	0.5
Deferred income tax assets	$93.0	$64.8	$62.7	$27.7
Less valuation allowance	(68.9)	(42.7)	(43.9)	(25.0)
Deferred tax assets, net of valuation allowance	$24.1	$22.1	$18.8	$2.7

Deferred tax liabilities
Property, plant and equipment, due to differences in amortization	(8.0)	(9.2)	(11.2)	(2.7)
Convertible debt, due to differences in amortization	(16.1)	(12.9)	(7.6)	—
Deferred tax liabilities, net of valuation allowance	$(24.1)	$(22.1)	$(18.8)	$(2.7)

Net deferred income tax assets (liabilities)	$—	$—	$—	$—
We have not provided for deferred income taxes on the difference between the carrying value of substantially all of our foreign subsidiaries and their corresponding tax basis as the earnings of those subsidiaries are intended to be indefinitely reinvested in their operations. As such, these investments are not anticipated to give rise to income taxes in the foreseeable future. If such earnings are remitted, in the form of dividends or otherwise, we may be subject to income taxes and foreign withholding taxes. The determination of the amount of unrecognized deferred income tax liabilities applicable to such amounts is not practicable.

Li-Cycle Holdings Corp.
Notes to the consolidated financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts
Certain of our subsidiaries are subject to taxation in Canada, the United States and other foreign jurisdictions. The material jurisdictions in which we are subject to potential examinations include Canada and the United States. We are open to examination by Canadian tax authorities for the 2019 to 2023 tax years and by US tax authorities for the 2020 to 2023 tax years. We are currently under examination for income tax matters for the 2021 tax year.
There are no unrecognized tax benefits reflected in the deferred tax asset balances.
27.    Subsequent events
Commercial Claim – Pike Conductor DEV 1, LLC
On January 17, 2024, Pike Conductor DEV 1, LLC (“Pike”) sent the Company a purported notice of default a claiming that the Company failed to pay certain amounts in connection with leasing a warehouse and administrative building related to the Rochester Hub, and failed to clear certain liens levied on the property.
On January 26, 2024, the Company filed a lawsuit in New York State Court in Monroe County, seeking an order requiring Pike to amend and restate the agreement as a ground lease and to pay damages of at least $39.0-$53.0 million. The Company also sought an order barring Pike from seeking to, among other things, terminate the agreement or evict the Company from the property while the lawsuit is pending. Under the agreement between the parties, Pike agreed to construct the property and lease it to the Company. The Company agreed to finance up to $58.6 million of Pike’s construction costs, including $14.5 million in tenant’s improvements. Based on the agreement between the parties, if, by November 1, 2023, Pike had not repaid the pre-financing costs, less the tenant improvements, then the parties would restate the agreement as a ground lease and the Company would own the Warehouse. To date, the Company has funded approximately $53.5 million of the construction costs. Repayment to the Company had not occurred by this date, and the agreement has not been restated as a ground lease.
On January 29, 2024, the court issued an order temporarily restraining Pike until a hearing can be held on the Company’s lawsuit. Following certain court-ordered settlement conferences, the parties are negotiating the terms of an agreed settlement. The hearing date has been extended to late April, to allow the parties additional time to conclude their agreements.
Government Grant – Germany Spoke
On February 7, 2024, the Company announced that it has received approval from the State of Saxony-Anhalt, Germany for a grant of up to €6.4 million ($7.1 million) for its Germany Spoke, as part of the “Improving the Regional Economic Structure” program. The grant can be used to finance eligible expenditures (primarily machinery and equipment, vehicles, and building or structural improvements) within the investment period ending May 31, 2025. Under the financing plan, the Company is required to fund a proportion of the eligible investment expenditures, to engage at least 38 full-time employees and to provide a security interest in relation to certain equipment. Payout of the grant will occur once all conditions for disbursement have been met.
Signing of a Senior Secured Convertible Note Agreement with Glencore
On March 11, 2024, the Company entered into an agreement with Glencore, according to which the Company will issue senior secured convertible notes to Glencore in exchange for $75.0 million. The note will mature on the fifth anniversary of closing and will be convertible into common shares of the Company at an initial conversion price of $0.53 per Li-Cycle common share. Li-Cycle will be entitled, at its election, to pay interest on the note in cash or in-kind. As security for the Company’s obligations under the note, Li-Cycle has agreed to give Glencore a security interest in substantially all of its assets.
In conjunction with signing the agreement, the Company amended and restated terms related to the Glencore Convertible Notes, according to which they will be split into two tranches and their maturity dates be deferred by additional five years, among other things, effective from the occurrence of (each, “Modification Date”): (i) for the first tranche, the earliest of the date that is one month after the effectiveness and initial funding, if any, of a project loan financing for the Rochester Hub, and (ii) December 31, 2024, and (a) for the second tranche, the first commercial production from the Rochester Hub, (b) construction costs exceeding the construction budget set forth in the project loan financing, and (c) June 1, 2026. In addition, at each Modification Date the conversion price for the applicable tranche shall be adjusted to be the lesser of (x) an amount determined on the basis of a 30-Day VWAP (volume weighted average trading price) having a reference date equal to applicable Modification Date plus a 25% premium, and (y) $9.95 per share (the current conversion price of the Glencore Convertible Notes).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
[None.]
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Li-Cycle's management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (“DCP”) (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, its Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2023, its disclosure controls and procedures were not effective, due to the material weaknesses in the Company's internal control over financial reporting described below.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing, maintaining and assessing the effectiveness of internal control over financial reporting (“ICFR”) as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s ICFR is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Li-Cycle has identified material weaknesses in its ICFR. A material weakness is a deficiency, or a combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of Li-Cycle’s financial statements will not be prevented or detected on a timely basis.
As of December 31, 2023, management assessed the effectiveness of the Company’s ICFR based on the criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO 2013 Framework”). Based on this assessment, management has concluded ICFR was not effective due to the following material weaknesses as of December 31, 2023:
•The Company did not maintain an effective control environment due to insufficient number of experienced personnel with the appropriate technical training to allow for a detailed review of transactions that would identify errors in a timely manner.
•The Company did not maintain an effective risk assessment process to identify all relevant risks of material misstatement and to evaluate the implications of relevant risks on its ICFR, resulting from the insufficient number of experienced personnel described above.
•The Company did not maintain effective information and communication processes, related to insufficient communication of internal control information and the operating ineffectiveness of its general IT controls to ensure the quality and timeliness of information used in control activities, including related to service organizations.
•As a consequence of the above, the Company had ineffective process-level and financial statement close control activities primarily due to a lack of sufficient documentation to provide evidence of operating effectiveness of controls.
These control deficiencies have a pervasive effect on the company’s ICFR and have resulted in misstatements which were corrected prior to the release of our consolidated financial statements as of and for the year ended December 31, 2023. KPMG LLP, our independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting for the year ended December 31, 2023, which report expresses an adverse opinion on the effectiveness of internal control over financial reporting. The report appears on page 101.
Changes in ICFR
Li-Cycle has continued to implement its remediation plan to address the material weaknesses and their underlying causes. The Company continues to work alongside external advisors with subject matter expertise and additional resources to establish and strengthen all elements of the Company’s ICFR program.

Control Environment
With respect to the material weakness related to the control environment, throughout the year ended December 31, 2023, the Company onboarded experienced finance personnel into corporate and regional roles with financial reporting, public company, and internal control expertise.
The Company believes this is likely to remediate the material weakness in the control environment; however, due to challenges in maintaining staffing capacity and the retention of key individuals in the financial reporting function, there was insufficient time for the Company to conclude on the effectiveness of these actions.
Risk Assessment
With respect to the material weakness related to risk assessment, the Company took the following actions:
•Hired experienced internal control professionals to manage the ICFR program and own the financial reporting risk assessment process.
•Implemented and maintained a fraud risk assessment where all fraud risks have been mapped to key controls to ensure appropriate coverage.
•Implemented and maintained an Enterprise Risk Management program encompassing all key risks to the organization and tracking actions to appropriately manage those risks.
The Company believes the above actions, as well as addressing turnover in key finance roles with experienced personnel to strengthen the ongoing risk assessment process throughout the year, will remediate the material weakness in risk assessment.
Information and Communication
With respect to the material weakness related to information and communication, the Company took the following actions:
•Implemented and maintained processes for communicating internal control information to internal stakeholders through RCMs and training sessions, including objectives and responsibilities.
•Enhanced how internal control information is communicated externally via disclosures and to the Company’s Audit Committee in quarterly and ad hoc status updates.
•Implemented and evaluated the design of controls over information used in control activities and design and operating effectiveness of IT general controls and controls at service organizations.
The Company believes these actions will likely remediate the material weakness in information and communication processes, however due to the challenges in maintaining staffing capacity, inadequate communication of internal control information and operating deficiencies in IT general controls, including those related to service organizations, were identified and could not be remediated in time to conclude on their effectiveness for the year ended December 31, 2023.
Monitoring
Throughout the year ended December 31, 2023, the Company worked to and was successful in remediating its material weakness related to monitoring, by taking the following actions:
•Completed the design effectiveness testing phase covering controls across substantially all business processes, entity-level controls and IT general controls.
•Communicated to management and the Audit Committee the results of testing in a timely manner.
•Carried out ongoing monitoring of remediation efforts of identified deficiencies in testing the design and operating effectiveness of controls.
Li-Cycle completed its evaluation of the impact of these actions and concluded that this material weakness related to an ineffective monitoring process was successfully remediated.
Control Activities

Management has designed and implemented key controls within its business processes and over the financial statement close, which it believes is sufficient to address the risks of material misstatement in its financial reporting. Remediation of identified key control design and implementation deficiencies has been a management priority since testing began in the second quarter of 2023, and has been largely successful by the end of 2023.
Management continues to make progress in remediation of this material weakness but due to challenges in maintaining staffing capacity, retention of competent individuals and turnover in the accounting and financial reporting function, the Company was not able to conclude that it has remediated this material weakness primarily due to the fact that there was inadequate documentation to support the operating effectiveness of controls.
Status of Remediation Plan
The Company was successful in remediating the material weakness related to monitoring, and made progress in remediating other control deficiencies as discussed above under “Changes in ICFR” as at the end of 2023. Management, with the assistance of external and internal specialists, has continued reviewing and improving its ICFR. Management remains committed to implementing changes to its ICFR to ensure that the control deficiencies that contributed to the remaining material weaknesses are remediated.
The following remedial activities remain in progress as at the date of this Annual Report on Form 10-K and are expected to continue at least throughout the first half of the year ended December 31, 2024. The controls associated with these remedial activities have not yet been subject to control testing to conclude on the design or operational effectiveness.
•We will continue to communicate with and provide guidance to control owners on the execution and documentation of controls across business processes and at the entity level to ensure the design and implementation of control activities in the year ended December 31, 2023 carries forward throughout the year ended December 31, 2024 to achieve operating effectiveness.
•We will ensure we remediate the remaining deficiencies in the operation of IT general controls, to ensure our technology supports the needs of control owners for timely, reliable information.
•We will seek out experienced finance personnel for key financial reporting roles which was subjected to turnover in the fourth quarter of the year ended December 31, 2023, to rebuild the collective expertise and business knowledge of the finance team.
Following the implementation of remedial actions as described above, management has discussed the remaining material weaknesses with the Audit Committee, which will continue to review progress on these remediation activities. While we believe these actions will contribute to the remediation of material weaknesses, we have not yet completed all of the corrective actions and related evaluation or remediation that we believe are necessary. Until the remediation steps are fully implemented and operate for a sufficient period of time that they can be concluded to be operating effectively, the remaining material weaknesses will not be considered fully remediated. Despite the significant progress made toward remediation of the remaining material weaknesses, no assurance can be provided at this time that the actions and remediation efforts will effectively remediate the remaining material weaknesses described above or prevent the incidence of other material weaknesses in the Company’s ICFR in the future. We do not know the specific timeframe needed to fully remediate the remaining material weaknesses identified above. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K.
Management, including the CEO and CFO, does not expect that DCP or ICFR will prevent all misstatements, even as the remediation measures are implemented and further improved to address the material weaknesses. The design of any system of internal controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions.
Except for the steps taken to address the material weaknesses in the Company’s ICFR as described above, no changes in the Company's ICFR occurred during the three months and year ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company's ICFR.
ITEM 9B. OTHER INFORMATION
During the fourth quarter of 2023, neither the Company or any of its director or officers adopted or terminated any 10b5-1 trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c ) or any other non-Rule 10b5-1 trading arrangement.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
[Not applicable.]

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Senior Management
The following table sets forth our current directors and executive officers. Our directors are appointed for to hold office until the next annual meeting of our shareholders. Our officers are appointed by our Board and hold office until removed by the Board.

Directors and Executive Officers	Age	Position/Title	Date First Elected or Appointed

Ajay Kochhar	32	Co-Founder and President & Chief Executive Officer	August 10, 2021
Tim Johnston	38	Co-Founder and Executive Chair	August 10, 2021
Mark Wellings	60	Corporate Director	August 10, 2021
Anthony Tse	53	Corporate Director	August 10, 2021
Scott Prochazka	57	Corporate Director	August 10, 2021
Kunal Sinha	43	Corporate Director	May 31, 2022
Jacqueline A. Dedo	62	Corporate Director	August 8, 2022
Susan Alban	41	Corporate Director	April 27, 2023
Diane Pearse	66	Corporate Director	April 27, 2023
Debbie Simpson	57	Chief Financial Officer	December 6, 2021
Chris Biederman	38	Chief Technology Officer	August 10, 2021
Carl DeLuca	56	General Counsel and Corporate Secretary	August 10, 2021
Christine Barwell	58	Chief Human Resources Officer	January 1, 2023
Richard Storrie	57	Regional President, EMEA	January 24, 2022
Dawei Li	41	Regional President, APAC	August 10, 2021
The business address for each of the Company’s directors and executive officers is 207 Queens Quay West, Suite 590, Toronto, ON, M5J 1A7, Canada.
Biographical information concerning our directors and executive officers listed above is set forth below.
Ajay Kochhar
Ajay Kochhar has served as our President and CEO, Co-Founder, and a director since the consummation of the Business Combination on August 10, 2021. Before founding Li-Cycle, Mr. Kochhar gained extensive technology and project development experience through progressive roles with Hatch’s industrial cleantech and advisory practices. While working in that space, he garnered in-depth engineering and project management experience through clean technology development in the lithium, cobalt, nickel, copper, gold, lead, zinc, molybdenum, and rare earth metals industries. His technical expertise spans the entire project lifecycle, from conceptual and pre-feasibility study to construction and commissioning. Mr. Kochhar is a graduate of the University of Toronto and holds a Bachelor of Applied Science (BASc) in Chemical Engineering.
Tim Johnston
Tim Johnston has served as our Co-Founder and Executive Chair since the consummation of the Business Combination on August 10, 2021. With more than 15 years of experience, Mr. Johnston has overseen the development and operation of batteries, metals, industrial minerals and large infrastructure assets. In addition to co-founding Li-Cycle, Mr. Johnston served as a director and the chief executive officer of Desert Lion Energy Inc. (“Desert Lion”), a lithium exploration and development company whose securities were listed on the TSX Venture Exchange (the “TSX-V”), from February 2018 to July 2019, when Desert Lion was sold to a third party. In mid-2019, the TSX-V initiated a review of the Desert Lion senior management team, including Mr. Johnston, to assess their suitability to act as directors or officers of a listed issuer as a result of certain incorrect statements and omissions made by Desert Lion in its press releases for a financing transaction and its listing application with the TSX-V for approval of the issuance of shares in connection with such transaction. On May 11, 2020, the TSX-V made a procedural determination that requires Mr. Johnston to make a written application to and obtain the prior written acceptance from the Compliance & Disclosure Department of the TSX-V for any proposed involvement by Mr. Johnston as a director or officer of (or to perform similar functions for) any TSX-V-listed issuer. The TSX-V has subsequently publicly stated that it has not reached any conclusions regarding the suitability of Mr. Johnston to be a director or officer of a TSX-V listed company in the future. Prior to Desert Lion, Mr. Johnston worked as a Senior Consultant for Hatch, specializing in project management and transactional analysis for their global lithium business. While there, Mr. Johnston managed the development of projects across the lithium-ion battery value chain for companies such as SQM, Rockwood Lithium (Albemarle), Bacanora Minerals, AMG-NV, Rio Tinto, Galaxy Resources, and other key developers. Mr. Johnston is also the Co-Founder and Director of Li-Metal Corp. (LIM:CN) (CSE: LIM), a Director of Lacero Solutions Inc., an Investment Committee Member of Blue Horizon Capital and an Advisory Board Member of 5E Advanced Materials in Australia. A graduate of the University of Queensland’s Mechanical Engineering Program, Mr. Johnston is a chartered professional engineer and CFA charter holder.
Mark Wellings
Mark Wellings has served as a director of the Company since the consummation of the Business Combination on August 10, 2021. Mr. Wellings is a finance professional with over 30 years international experience in both the mining industry and mining finance sector. Mr. Wellings initially worked in the mining industry both in Canada and Australia in exploration, development and production capacities. He then joined the investment dealer GMP Securities L.P. where he co-founded the firm’s corporate finance mining practice. During over 18 years at GMP Securities L.P., Mr. Wellings was responsible for, and advised on, some of the Canadian mining industry’s largest transactions, both in equity financing and mergers and acquisitions. Since then, he has been appointed to several public and private boards and is also the Vice Chair of Lithium Royalties Corp. and the Chairman of Adventus Mining Corp. Mr. Wellings is a Professional Engineer and holds a Master of Business Administration degree and a Bachelor of Applied Science degree in Geological Engineering.
Anthony Tse
Anthony Tse has served as a director of the Company since the consummation of the Business Combination on August 10, 2021. Mr. Tse has over 28 years of private and public corporate experience in numerous high-growth industries spanning the TMT sector, natural resources and specialty chemicals, and most recently the energy transition sectors covering the EV and LIB value chain. His roles have been predominantly in senior management, with a focus on strategy and development, M&A and corporate finance internationally – he has managed businesses and operations across four continents spanning the Greater China and Asia region, Australia, North and South America. He is the former Managing Director and Chief Executive Officer of Galaxy Resources, where he served on the board for 8 years – the company merged with Orocobre in 2021 to create Allkem and become one of the Top 5 lithium producers globally. He is currently Chair of the Board of Li-Metal Corp. (CSE: LIM), a developer of lithium metal and lithium metal anode technologies for next generation lithium solid-state batteries, a Senior Advisor to Sicona Battery Technologies, a leading developer of silicon-composite materials for next generation lithium battery anode technologies and also a Strategic Advisor to Critical Resources Limited (ASX: CRR), advancing and developing critical metals projects for a decarbonized future.Aside from his industry roles, Mr. Tse is also an Operating Partner with the Global Private Equity Group of Franklin Templeton (NYSE: BEN), a global asset management organization, and a Senior Advisor to EMR Capital (a global natural resources investment group) portfolio of companies, with whom he is focused on upstream through to mid- and downstream investments in the energy transition sector.
Scott Prochazka
Scott Prochazka has served as a director of the Company since the consummation of the Business Combination on August 10, 2021. Mr. Prochazka most recently served as the President and Chief Executive Officer and a director of CenterPoint Energy, an NYSE-listed, Fortune 500 energy delivery company with electric transmission and distribution, power generation and natural gas distribution operations (“CenterPoint”) from January 1, 2014 to February 20, 2020. Prior to that role, Mr. Prochazka held several positions at CenterPoint since 2011, including Executive Vice President, Chief Operating Officer and Senior Vice President and Division President, Electric Operations. Mr. Prochazka is a director of a number of other public companies, including Peridot Acquisition Corp. II, Black Hills Corp., and Saudi Electric Company. Mr. Prochazka received his B.S. in Chemical Engineering from the University of Texas in Austin.
Mr. Prochazka was appointed to the Company’s Board pursuant to the Investor Agreement. See “Item 13. Certain Relationships and Related Transactions and Director Independence—Certain Relationships and Related Transactions—Investor Agreement” for additional information.

Kunal Sinha
Kunal Sinha has served as director of the Company since June 1, 2022. Mr. Sinha has been with Glencore since 2012 and currently serves as Glencore’s Head of Recycling. Prior to his current role, Mr. Sinha was the CEO of Glencore’s North American Sulfuric Acid business. Prior to joining Glencore, he worked for six years in Management Consulting at ZS Associates. Mr. Sinha holds an MBA from the London Business School, an M.S. in Systems and Entrepreneurial Engineering from the University of Illinois at Urbana-Champaign, and a B.Tech. in Mechanical Engineering from the Indian Institute of Technology (IIT), Kharagpur.
Mr. Sinha was appointed to the Company’s Board pursuant to the Glencore Note Purchase Agreement. See “Item 13. Certain Relationships and Related Transactions and Director Independence—Certain Relationships and Related Transactions—Glencore Note Purchase Agreement” for additional information.
Jacqueline A. Dedo
Jacqueline A. Dedo has more than 40 years of experience across a variety of functions and verticals in the automotive industry, with a focus on strategy development and creating customer value. She is co-founder of Aware Mobility, LLC. She previously served as Chief Strategy and Supply Chain Officer for Dana Holding Corp. (NYSE: DAN). Ms. Dedo has also held various leadership positions at Piston Group, The Timken Company (NYSE: TKR), Motorola (NYSE:MSI), and Robert Bosch Corporation. Ms. Dedo also has two decades of board membership experience. She currently sits on the board of directors of Cadillac Products Automotive Company, a private, internationally-recognized leader in the plastics converting industry, Workhorse Group Inc. (Nasdaq: WKHS), an OEM for commercial electric delivery vehicles and delivery drones and was recently appointed to the Board of Carbon Revolution plc (Nasdaq: CREV), a leading global manufacturer of lightweight advanced technology carbon fiber wheels. Ms. Dedo earned her Bachelor of Science degree in electrical engineering from Kettering University in Flint, Michigan, has been involved in numerous charitable organizations, and has been honored on multiple occasions by Automotive News as one of the “Top 100 Leading Women in the Automotive Industry.”
Susan Alban
Susan Alban has served as director of the Company since April 27, 2023. Ms. Alban currently serves as the Chief People Officer and an Operating Partner at Renegade Partners, where she supports the firm’s portfolio companies across all areas of Human Resources. Ms. Alban brings deep expertise in operations and product, especially around launches. Previously, Ms. Alban was the VP of People at Zume, a General Manager at Uber, as well as a group product manager at eBay, working in partnership with PayPal to drive improvements across eBay’s e-commerce funnel. Ms. Alban started her career at McKinsey & Company, where she was a management consultant for healthcare and consumer products businesses, with a focus on M&A and growth. After McKinsey, she joined CHB Capital Partners, a middle market private equity firm, where she invested and worked closely with CHB’s portfolio companies. Ms. Alban has a degree in Economics from Duke University and an MBA from Stanford Graduate School of Business. Ms. Alban was appointed to the Company’s Board pursuant to the Investor Agreement, following being nominated by Peridot Acquisition Sponsor, LLC. See “Item 13. Certain Relationships and Related Transactions and Director Independence—Certain Relationships and Related Transactions—Investor Agreement” for additional information.
Diane Pearse
Diane Pearse has served as a director of the Company since April 27, 2023. Ms. Pearse currently serves on the board of MSA Safety, Inc. (NYSE: MSA), a manufacturer, and supplier of safety products to protect workers and facility infrastructures in a variety of industries, as a director of Basic American Foods, Inc., a privately held food manufacturing company and as a director of Carl Budding & Company, a privately held food manufacturing company. Ms. Pearse was previously a C-Suite executive, having held CEO, COO, and CFO roles for several companies. She retired as CEO and President of Hickory Farms, LLC, a multi-channel food products retailer, in January 2022. Her other roles have included COO and Executive Vice President of Finance for Garrett Brands, a privately held consumer products company; Senior Vice President of Finance and Senior Vice President of Operations and Merchandising at Redbox Entertainment, Inc., a video entertainment, and distribution company; and CFO of Crate and Barrel, a home furnishings retailer. Her financial expertise was developed through progressive roles within the finance functions of Amoco Corporation and BP, leading multinational oil and gas companies. Ms. Pearse currently serves on the Dean’s Advisory Council for DePaul University’s Driehaus College of Business and on the board of directors of Uniting Voices Chicago, a not-for-profit organization that supports music education. Ms. Pearse was included in Crain’s 2019 Notable Women Executives over 50 and in Women

Inc. Magazine’s 2019 Most Influential Corporate Directors. She is a member of The Chicago Network and a member of The Women Corporate Directors Foundation. Ms. Pearse graduated Bronze Tablet from the University of Illinois-Urbana with a Bachelor of Science in Accountancy, and obtained an MBA in Finance, with honors, from DePaul University.
Debbie Simpson
Debbie Simpson has served as our Chief Financial Officer since February 1, 2022. With more than 30 years of finance and public company experience, Ms. Simpson is an accomplished senior executive with experience in financial and strategic leadership, capital funding, and mergers and acquisitions. Prior to joining Li-Cycle, Ms. Simpson served as Chief Financial Officer of Maple Leaf Foods Inc., a carbon neutral, sustainable, protein company with revenues of approximately $4.0 billion and over 13,000 employees. Before that, she was Vice President and Treasurer of Vincor International Inc., a leading global producer and distributor of wines, with operations across several countries. Before moving to Canada in 2000, Ms. Simpson lived and worked in Scotland. She began her career with Ernst & Young and obtained her professional accounting designation from the Institute of Chartered Accountants of Scotland. Ms. Simpson holds a Bachelor of Arts (Honours) degree in Accountancy and a Master of Science in Accountancy and Finance from the University of Stirling, Scotland. She is a passionate advocate for advancing women, with a focus on women’s health and education, and has volunteered her time as the Board Chair of Women’s College Hospital Foundation and the Board Chair of Havergal College.
Chris Biederman
Chris Biederman has served as our Chief Technical Officer of the Company since the consummation of the Business Combination on August 10, 2021. Mr. Biederman joined Li-Cycle in 2020 as the Chief Process Engineer before being promoted to Chief Technical Officer. Mr. Biederman is a professional engineer with 15 years of process engineering experience. Mr. Biederman brings extensive expertise to his current role, having acted as Lead Process Engineer for numerous large and small EPCM projects in the mining industry. He has experience working on greenfield and brownfield projects and overseeing bench-scale and pilot-scale testing. Mr. Biederman is also a skilled project manager with a robust history leading multi- disciplinary engineering teams and delivering successful projects. Previous to his role with Li-Cycle, he spent time at Hatch as a Senior Engineer and Technology Commercialization Portfolio Manager; he is also the Founder and Managing Director of Biederman Engineering. Mr. Biederman is a graduate of the University of Waterloo’s Chemical Engineering program and is a registered engineer with the Professional Engineers of Ontario.
Carl DeLuca
Carl DeLuca has served as General Counsel and Corporate Secretary of the Company since the consummation of the Business Combination on August 10, 2021. Mr. DeLuca joined Li-Cycle in 2021. Mr. DeLuca brings over 25 years of legal and public company experience to the Company, with a track record of successfully executing business-critical transactions and leading organizational change. Prior to joining Li-Cycle, Mr. DeLuca served as General Counsel and Corporate Secretary for Detour Gold Corporation, a TSX-listed gold producer. Previously, Mr. DeLuca held various roles at Vale S.A.’s global base metal business, including Head of Legal for North American & U.K. Operations. His experience at Vale included advising on international M&A and joint ventures, capital projects, and commercial transactions. Mr. DeLuca started his career in private practice, in Toronto and New York. Mr. DeLuca holds his LL.B. from the University of Windsor, an H.B.A. from the Ivey School of Business at Western University, and a B.A. from Huron University College.
Christine Barwell
Christine Barwell was appointed Chief Human Resources Officer of the Company on January 1, 2023. She brings over 25 years of experience across a variety of industries as a global people operations leader and has been a change agent for complex corporate challenges balancing the people strategy in partnership with business opportunities. Prior to joining Li-Cycle, Ms. Barwell was the Vice President, Human Resources for Alamos Gold. Ms. Barwell holds her MBA in digital transformation from McMaster University. She also holds a CHRL designation.
Richard Storrie
Richard Storrie was appointed Regional President, EMEA of the Company on August 1, 2023. In this role, Mr. Storrie is responsible for overseeing Li-Cycle’s operations, commercial activities, and execution of its growth strategy in the EMEAs region. Mr. Storrie previously served as Regional President, Americas, from January 24, 2022 until his appointment as Regional President, EMEA. With more than 26 years of operational, technical, and strategic development experience in the metals and mining industry, Mr. Storrie possesses a deep understanding of the battery metals supply chain. Prior to joining Li-Cycle, Mr. Storrie served as President and Chief Operating Officer of the Diavik Diamond Mine, owned by Rio Tinto, one of the world’s largest metals and mining corporations. Throughout his nearly 26-year tenure with Rio Tinto, Mr. Storrie has worked in its top tier open-pit and underground operations in several regions, including Rio Tinto’s multi-billion-dollar Oyu Tolgoi copper mine in Mongolia. Mr. Storrie served as an officer in the British Royal Marine Commandos and acquired an Honours degree in Mining Engineering from Newcastle University in the United Kingdom.
Dawei Li
Dawei Li has served as Regional President, APAC of the Company since November 1, 2021. Mr. Li brings more than 15 years of experience in strategy development and leading growth in new markets for international companies. Before joining Li-Cycle, Mr. Li served as the Global Business Director for battery-grade lithium carbonate at the Albemarle Corporation, where he developed growth strategy and executed on business development plans and commercial negotiations. Previously, he held roles at Eastman Chemical Company, managing global product lines, leading growth initiatives, and launching efforts to generate demand for existing products while commercializing novel ones. Mr. Li began his career in Shanghai, China working for PricewaterhouseCoopers. Mr. Li holds a BBA in Marketing from Shanghai University of Finance and Economics, and an MBA from the Darden School of Business at the University of Virginia.
Code of Ethics
The Board has adopted a Code of Conduct applicable to all of our directors, officers, employees and agents, including our President and CEO, Executive Chair, Chief Financial Officer, controller or principal accounting officer, or other persons performing similar functions, which is a “code of ethics” as defined in Item 406(b) of Regulation S-K and which is a “code” under NI 58-101. The Code of Conduct sets out the Company’s fundamental values and standards of behavior that are expected from our directors, officers and employees with respect to all aspects of our business. The objective of the Code of Conduct is to provide guidelines for maintaining the Company’s integrity, reputation and honesty with a goal of honoring others’ trust in us at all times.
The full text of the Code of Conduct is posted our website at www.li-cycle.com. Information contained on, or that can be accessed through, our website does not constitute a part of this annual report and is not incorporated by reference herein. If we make any amendment to the Code of Conduct or grant any waivers, including any implicit waiver, from a provision of the code of ethics, we will disclose the nature of such amendment or waiver on our website to the extent required by the rules and regulations of the SEC and the Canadian Securities Administrators. Under Item 406(d) of Regulation S-K, if a waiver or amendment of the Code of Conduct applies to our principal executive officer, principal financial officer, principal accounting officer or controller and relates to standards promoting any of the values described in Item 406(b) of Regulation S-K, we will disclose such waiver or amendment on our website in accordance with the requirements of Item 5.05 of Form 8-K.
Audit Committee
The Company has a standing Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act. The Audit Committee is comprised of Scott Prochazka (Chair), Mark Wellings, Jacqueline A. Dedo and Diane Pearse. Our Board has determined that each of the Audit Committee members is an independent director, as required by applicable SEC, NYSE rules and National Instrument 52-110 — Audit Committees. Our Board has also determined that at least two members of the Audit Committee, namely Scott Prochazka and Diane Pearse, qualify as “Audit Committee financial experts,” as such term is defined in Item 407 of Regulation S-K, and that all members of the Audit Committee are “financially literate,” as such term is defined in NI 52-110.
ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
The Compensation Committee of the Board (the “Compensation Committee”) believes that it is important for our shareholders to understand the Company’s compensation policies and structure, the compensation decisions made for our executive officers, and how each is aligned with the Company’s strategic goals. The following section provides a discussion and analysis of the Company’s compensation policies and decisions regarding the fiscal year 2023 compensation for the Company’s Chief Executive Officer, Chief Financial Officer, and other three most highly compensated executive officers (collectively, the “named executive officers” or “NEOs”) as named below:
•Ajay Kochhar, Chief Executive Officer;
•Tim Johnston, Executive Chair;
•Debbie Simpson, Chief Financial Officer;
•Carl DeLuca, General Counsel & Corporate Secretary; and
•Richard Storrie, Regional President, Americas (January 1, 2023 to July 31, 2023) and Regional President, EMEA (from August 1, 2023).
Fiscal Year End Change
As previously disclosed, on December 21, 2022, the Board approved a change of the Company’s fiscal year end from October 31 to December 31 to better align with peer group companies. The change resulted in a transition period of November 1, 2022 through December 31, 2022. To the extent changes in the fiscal year end impacted the design and timing of the approval of certain elements of our executive compensation program, we have indicated those impacts below.
How We Determined Executive Compensation
Compensation Objectives
The Company’s executive compensation program is designed to achieve the following objectives:
•to attract and retain talented, high-performing and experienced executive officers, whose knowledge, skills and performance are critical to the Company’s success by providing market-competitive compensation opportunities;
•to motivate these executive officers to achieve the Company’s business and financial objectives;
•to align the interests of the Company’s executive officers with those of the shareholders by tying a meaningful portion of compensation directly to the long-term value and growth of the business;
•to reward the Company’s executive officers for their performance and contribution to the Company’s short-term and long-term objectives and success;
•to continue to foster an entrepreneurial and results-driven culture; and
•to provide the appropriate balance of short-term and long-term incentives to encourage appropriate levels of risk-taking and prudent decision-making by the Company’s executive team.
The Company will continue to evaluate its executive compensation program on an annual basis and with a view to ensuring that it remains in line with the Company’s development, performance and market practice, and also ensuring that pay outcomes align with driving shareholder value.
Role of the Compensation Committee
The Compensation Committee is responsible for, among other things, overseeing the compensation strategy and policies for the Company’s executive officers and directors; establishing, reviewing and reporting to the Board on all compensation elements for the Company’s executive officers; administering the Company’s equity-based and incentive-based compensation plans; and reviewing executive compensation disclosure for inclusion in the Company’s public disclosure documents, in accordance with applicable rules and regulations. The Compensation Committee annually reviews the performance of the Company’s CEO and Executive Chair and makes recommendations to the full Board regarding their compensation based on their respective performance relative to pre-established goals and objectives. For the Company’s executive officers who report to the CEO or the Executive Chair, the Compensation Committee reviews the recommendations of the CEO and the Executive Chair for their respective direct reports, and annually evaluates and makes recommendations to the full Board regarding their compensation based on their respective performance relative to pre-established goals and objectives. None of our executive officers participated in the Compensation Committee or Board discussion or approval of his or her own 2023 compensation.
Compensation Consultant
The Compensation Committee has retained an independent compensation consultant firm, Meridian Compensation Partners (“Meridian”), to assist the Compensation Committee in its evaluation of the Company’s executive compensation program. In particular, Meridian was engaged to: (i) provide compensation-related data for a peer group of companies to serve as a basis for assessing competitive compensation practices; (ii) assist in reviewing and assessing our current director and executive officer compensation policies relative to market practices; (iii) advise on compensation-related trends and regulatory developments; and (iv) assist the Compensation Committee in its evaluation of compensation-related risks.
Use of Competitive Market Data
As noted above, the Compensation Committee annually reviews compensation data for companies within our “peer group” to better inform its assessment and determinations regarding the key components of the Company’s executive compensation program. In 2022, in consultation with Meridian, the Compensation Committee selected the compensation peer group for 2023 compensation purposes as follows:

•Canoo Inc.	•Livent Corporation.	•The Lion Electric* Company
•Ecovyst Inc.	•Lordstown Motors Corp.	•The Shyft Group, Inc.
•EVgo, Inc.*	•Materion Corporation	•US Ecology, Inc.
•Fisker Inc.	•Proterra Inc.*	•Wallbox N.V.*
•Heritage-Crystal Clean, Inc.	•Solid Power, Inc.*
•Hyliion Holdings Corp.	•Stem, Inc.*
* Indicates companies added to the compensation peer group for 2023. In addition, we removed the following companies from the previous year’s peer group as they did not meet one or more of the criteria discussed below: Allied Motion Technologies Inc.; Atkore Inc.; Casella Waste Systems, Inc.; Eos Energy Enterprises, Inc.; Romeo Power, Inc.; and Vicor Corporation.
The criteria used for establishing the peer group for fiscal 2023 included:
i.sector similarity (including advanced recycling, battery technology, EV manufacturing and EV infrastructure),
ii.key competitors for talent,
iii.organization size, with financial characteristics and growth profile such as revenue, market capitalization and enterprise value similar to those of the Company, and
iv.geographic operations and exchange listing (e.g., North American headquartered firms listed on a major U.S. stock exchange).
Executive Compensation for 2023
Compensation Components
In furtherance of the Company’s stated compensation objectives, the Company’s executive compensation plan includes a mix of base salary, short-term incentives and long-term equity incentives.
Base Salary
The Company seeks to maintain base salary amounts consistent with industry norms, with flexibility to deviate in certain circumstances as appropriate. Base salaries for executive officers, including NEOs, are established based on the scope of their responsibilities, competencies and their prior relevant experience, taking into account compensation paid in the market for similar positions, the market demand for such executives and the executive’s total compensation package.
The executive officers’ base salaries were reviewed and adjusted in January 2023 having regard to the scope of the executives' roles, strategic impact, and contributions within those roles. The Board approved the following base salary adjustments for the NEOs, effective January 28, 2023:

Name	2022 Base Salary	2023 Base Salary
Kochhar, Ajay	$500,000	$600,000
Johnston, Tim	$500,000	$600,000
Simpson, Debbie	$500,000	$550,000
DeLuca, Carl	$450,000	$520,000
Storrie, Richard	$475,000	$484,500

Fiscal 2023 Short-Term Incentive Plan (“2023 STIP”)
The Company’s compensation program for NEOs and other executive officers includes eligibility for annual cash bonuses based on a percentage of base salary, which is designed to motivate our executive officers to meet our key short-term operational and financial performance objectives. In connection with the Company’s change in fiscal year during 2022, the Company designed the 2023 STIP to cover both the transition period (from November 1, 2022 to December 31, 2022) as well as the new financial year (from January 1, 2023 to December 31, 2023).
For the Chief Executive Officer and Executive Chair, the target annual bonus was 120% of base salary; for the Chief Financial Officer, the target annual bonus was 100% of base salary; and for the General Counsel and Regional President, EMEA, the target annual bonus was 70% of base salary, in each case consistent with the levels set in 2022. Short-term incentives may be earned from 0% to a maximum of 150% of target value, depending on levels of achievement.
For the 2023 STIP, the Company established four “performance pillars”, on which both corporate and individual objectives could be constructed, to align with the Company’s business strategy and mission, vision and values. These were: Customers, Employees, Communities and Shareholders. The Compensation Committee approved the following objectives and weightings in connection with each of the performance pillars:
•Customers (40%) – Operating and commercial performance indicator measured by Spoke availability with the objective of achieving preferred partner status;
•Employees (20%) – Health and safety performance indicator measured by TRIFR with the objective of achieving zero harm;
•Communities (15%) – Good corporate citizen performance indicator measured in number of days with the objective of zero business interruptions; and
•Shareholders (25%) – Optimal cash management performance indicator measured in performance against budget with the objective of delivering strong total shareholder returns.
The outcomes of the 2023 STIP for our NEOs were finalized by the Compensation Committee, and given the Corporation’s current circumstances, including cash affordability considerations and recent share price performance, among other factors, the Board, in the best interests of the Corporation, exercised its discretion to make no payments with respect to the 2023 STIP.
Long-Term Incentive Compensation (“LTIP”)
Equity-based awards are a variable element of compensation that enable the Company to reward its executive officers, including its NEOs, for their sustained contributions to the Company. Equity awards reward performance and continued employment by an executive officer, with associated benefits to the Company of attracting and retaining employees generally. The Company believes that options, RSUs and other equity-based compensation will provide its executive officers with a strong link to long-term corporate performance and the creation of shareholder value.
The Compensation Committee is responsible for administering the LTIP with respect to our senior executive officers. The Compensation Committee’s independent compensation consultant assists in determining appropriate equity-based awards for the executive officers. In making recommendations regarding the size of equity grants made to our NEOs, the Compensation Committee takes in consideration, among other factors, the peer group analysis provided by the compensation consultant together with additional market data, the retentive value of the executive’s vested and unvested awards, the overall cash and equity mix among peer companies, and the projected equity compensation usage for other existing and future employees. Recommendations of the Compensation Committee were put before the Board for final approval in January 2023.
We apply a consistent approach in our equity award practices by granting annual equity awards to our executive officers at or around the same time each year. The Board generally meets, approves and grants annual equity awards to our executive officers at the first meeting of the fiscal year. Grants to current employees are generally effective on the date of the meeting approving such grants. Grants to new employees, including potential NEOs, are typically made at the next regularly scheduled meeting following the employee’s start date. All stock options granted to our Named Executive Officers have exercise prices equal to the fair market value of our common stock on the date of grant.
For fiscal 2023, the LTIP target levels for the NEOs were adjusted to place a greater overall weighting on long-term and at-risk compensation in line with a recommendation by Meridian based on peer group analysis. For the (i) CEO and Executive Chair, the target long-term equity award value was based on 250% of base salary; (ii) for the CFO, the target LTIP was 200% of base salary; (iii) for the General Counsel, the target LTIP was 75% of base salary and for the Regional President, EMEA the target LTIP was 60% of base salary. In fiscal 2023, the LTIP mix for named executive officers was comprised of 50% options and 50% RSUs. While the Committee views this LTIP mix as compatible with the Company’s stage of development, the Committee intends to consider the introduction of performance-based equity awards into the LTIP mix in the future. Equity awards generally vest ratably over three years, in each case, subject to the executive’s continued employment on the applicable vesting date; provided that vesting may be accelerated in the event certain qualifying terminations of employment as described under “Potential Payments Upon Termination or Change in Control” described below.
Perquisites and other Personal Benefits
We provide certain perquisites or other personal benefits to our executive officers as part of their compensation packages, to assist them in the performance of their duties, to enhance their efficiency and effectiveness and for recruitment, motivation, recognition and retention purposes.
Perquisites represent the value of the employer’s contribution to the employee’s group retirement savings plan, standard employee benefits coverage (such as health insurance and life insurance), and other taxable benefits (including electric vehicle allowance, on-site parking and executive medical coverage). The Company matches the employee’s contribution up to 6% of each NEO’s base salary into a group retirement savings plan, subject to statutory maximums.
In addition, in fiscal 2023, Richard Storrie relocated to Switzerland and relocation support was provided. Details of the relocation support provided are included in the notes to the Summary Compensation Table.
Compensation Risk Assessment
Our Compensation Committee performs an annual risk assessment of our compensation programs, plans and policies to determine whether the potential risks arising from such programs are reasonably likely to have a material adverse effect on the Company. This annual risk assessment is completed having regard to feedback from Meridian. Based on this review, for fiscal 2023, the Compensation Committee determined that our compensation policies and practices for all employees, including executive officers, do not create risks that are reasonably likely to have a material adverse effect on us. In its assessment, the Compensation Committee considered the elements of total executive compensation, including (i) the significant weighting towards long-term equity compensation which vests over multiple years and (ii) annual cash incentive awards tied to multiple, varying goals such that no single goal determines a large percentage of compensation. The Compensation Committee monitors our compensation programs on an annual basis and expects to make modifications as necessary to address any changes in our business or risk profile.
Compensation Recovery (Clawback Policy)
The Board has adopted a clawback policy, effective as of December 1, 2023, that complies with the new SEC rules under the Dodd-Frank Wall Street Reform and Consumer Protection Act and provides for mandatory recoupment of certain incentive-based compensation erroneously paid to current and former executive officers as a result of financial misstatements.
Compensation Committee Interlocks and Insider Participation
During the last fiscal year, (i) none of our executive officers served on the board of directors of any other entity, any officers of which served on our Compensation Committee, and (ii) none of our executive officers served on the compensation committee of any other entity, any of officers of which served either on our Board or on our Compensation Committee.
Compensation Committee Report
The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K.
Submitted by: Jacqueline A. Dedo (Chair)

Susan Alban
Scott Prochazka
Mark Wellings
Summary Compensation Table
The following table sets forth information concerning compensation paid or accrued during fiscal year 2023, the transition period from November 1, 2022 through December 31, 2022 (the “transition period” or “2022 TP”), fiscal year 2022 and fiscal year 2021 to our NEOs.

Name and Principal Position (1)	Year	Salary ($) (2)	Bonus ($)	Stock Awards ($) (3)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	All Other Compensation ($) (5)	Total Compensation ($) (8)
Ajay Kochhar Chief Executive Officer	2023	592,329	0	843,750	843,750	0	43,430	2,323,258
	2022 TP	83,333	0	0	0	0	4,097	87,431
	2022	487,397	0	437,500	437,500	438,658	53,805	1,854,860
	2021	286,850	0	1,181,500	1,181,500	200,055	12,092	2,861,997
Tim Johnston Executive Chair	2023	592,329	0	843,750	843,750	0	32,197	2,312,025
	2022 TP	83,333	0	0	0	0	4,097	87,431
	2022	487,397	0	437,500	437,500	438,658	37,815	1,838,870
	2021	286,850	0	1,181,500	1,181,500	200,055	713	2,850,618
Debbie Simpson Chief Financial Officer	2023	546,164	0	629,167	629,167	0	43,452	1,847,949
	2022 TP	83,333	0	0	0	0	5,826	89,159
	2022	442,466	0	3,276,541	276,541	357,070	43,341	4,395,959
Carl DeLuca General Counsel & Corporate Secretary	2023	514,630	0	220,938	220,938	0	43,743	1,000,249
	2022 TP	75,000	0	0	0	0	4,604	79,604
	2022	412,192	0	135,000	135,000	234,867	23,626	940,685
Richard Storrie R Regional Pres., EMEA	2023	483,771	0	168,863	168,863	0	164,593	986,089
	2022 TP	79,167	0	0	0	0	4,097	83,264
	2022	365,685	0	859,706	859,706	196,080	68,053	2,349,230
(1)    Ms. Simpson and Mr. Storrie joined the Company in fiscal 2022, on December 13, 2021 and January 24, 2022, respectively. Mr. DeLuca joined the Company in fiscal 2021 on March 1, 2021. Mr. DeLuca and Mr. Storrie became NEOs in fiscal 2022.
(2)    In the above table, all compensation is disclosed in U.S. dollars. A portion of the cash compensation for each NEO was paid in Canadian dollars. Those Canadian dollar amounts have been converted to U.S. dollars using the Bank of Canada’s average exchange rate for (a) the twelve-month period ended December 31, 2023 of CA$1.00 = U.S.$0.7410, the (b) transition period from November 1, 2022 through December 31, 2022 of CA$1.00 = U.S.$0.7398, (c) the twelve-month period ended October 31, 2022 of CA$1.00 = U.S.$0.7773, and (d) the twelve-month period ended October 31, 2021 of CA$1.00 = U.S.$0.7955. A portion of Mr. Storrie’s compensation for fiscal 2023 was paid in Swiss Francs. Those amounts have been converted to U.S. dollars using the Wall Street Journal’s average exchange rate for the twelve-month period ended December 31, 2023 of CHF 1.00 = U.S.$1.1135.
(3)    The amounts reported in this column reflect the aggregate grant-date fair value of stock options and RSUs granted in each period, computed in accordance with ASC Topic 718. We provide information regarding the assumptions used to calculate the value of all option awards and RSUs granted to NEOs in Notes 2 and 20 to the consolidated financial statements contained in this Annual Report on Form 10-K. The amounts reported do not reflect whether the NEO has actually realized or will realize an economic benefit from these awards.
(4)    The amounts reported in this column represent performance-based cash bonuses under the Company’s short-term incentive plan for the applicable period. The 2023 STIP was designed to cover both the transition period from November 1, 2022 to December 31, 2022, as well as fiscal 2023, provided that no amounts would be earned until the end of the 2023 fiscal year. The Board determined that it was in the best interests of the Corporation to exercise its discretion to make no payments with respect to the 2023 STIP. See “Executive Compensation—Compensation Discussion and Analysis—Executive Compensation for 2023—Fiscal 2023 Short-Term Incentive Plan” for additional details.
(5)    The amounts reported in this column represent the value of employer’s contribution to employee’s group retirement savings plan, if applicable, and other taxable benefits (including electric vehicle allowance, on-site parking and executive medical coverage) and for Mr. Storrie, relocation costs associated with his move to Switzerland. The Company matches the employee’s contribution up to 6% of base salary into a group retirement savings plan, subject to statutory maximums. The table below further illustrates the values paid for each component for fiscal 2023 and the transition period.

Name	Year	Executive Medical (6)	Employer Contribution to Group Retirement	Relocation Costs (7)	Electric Vehicle Allowance	On-Site Parking	Total Other Compensation

Ajay Kochhar	2023	3,209	11,233	0	26,676	2,312	43,430
	2022 TP	0	0	0	4,097	0	4,097
Tim Johnston	2023	3,209	0	0	26,676	2,312	32,197
	2022 TP	0	0	0	4,097	0	4,097
Debbie Simpson	2023	3,209	11,255	0	26,676	2,312	43,452
	2022 TP	0	1,729	0	4,097	0	5,826
Carl DeLuca	2023	3,209	8,147	0	30,076	2,312	43,743
	2022 TP	0	0	0	4,604	0	4,604
Richard Storrie	2023	7,223	55,012	76,318	26,040	0	164,593
	2022 TP	0	0	0	4,097	0	4,097
(6)    Mr. Storrie’s executive medical expenses included coverage in both Canada and Switzerland during the relocation period.
(7)    Mr. Storrie’s one-time relocation costs associated with his move to Switzerland included fees related to moving expenses, destination assistance, language lessons, passport/visa/entry documentation fees and temporary living expenses. At the time of filing, tax gross up calculations were not yet determined but will be paid and reflected in the Company's annual proxy statement.
(8)    Totals may not sum due to rounding.
Grants of Plan-Based Awards Table
The following table sets forth equity and non-equity awards granted to our named executive officers during fiscal 2023. The equity awards identified in the table below are also reported in the Outstanding Equity Awards at Fiscal 2023 Year-End Table.
The STIP awards shown in the table are potential payouts under the 2023 STIP. The 2023 STIP was designed to cover both the transition period from November 1, 2022 to December 31, 2022 as well as fiscal 2023, provided that no amounts would be earned until the end of the 2023 fiscal year. The Board determined it was in the best interests of the Corporation to exercise its discretion to make no payments with respect to the 2023 STIP.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#) (2)	All Other Option Awards: Number of Securities Underlying Options #) (2)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($) (3)
Name	Grant Date	Award Type	Threshold ($) (1)	Target ($) (1)	Maximum ($) (1)
Ajay Kochhar		STIP	$405,397	$810,795	$1,216,192	-	-	-	-
	01-27-23	LTIP	-	-	-	146,230	253,028	$5.77	$1,687,500
Tim Johnston		STIP	$405,397	$810,795	$1,216,192	-	-	-	-
	01-27-23	LTIP	-	-	-	146,230	253,028	$5.77	$1,687,500
Debbie Simpson		STIP	$314,749	$629,498	$944,247	-	-	-	-
	01-27-23	LTIP	-	-	-	109,041	188,678	$5.77	$1,258,333
Carl DeLuca		STIP	$206,371	$412,741	$619,112	-	-	-	-
	01-27-23	LTIP	-	-	-	38,290	66,256	$5.77	$441,875
Richard Storrie		STIP	$197,028	$394,057	$591,085	-	-	-	-
	01-27-23	LTIP	-	-	-	29,265	50,639	$5.77	$337,725
(1)    The amounts reported represent the value of potential payouts under the 2023 STIP, which was designed to cover both the transition period from November 1, 2022 through December 31, 2022 and fiscal 2023, provided that no amounts would be earned until the end of the 2023 fiscal year. The threshold amount specified represents 50% of the target achievement of performance goals and the maximum amount specified represents 150% of the target achievement of performance goals. In any year, this payout could be zero for performance below threshold level. See “Executive Compensation—Compensation Discussion and Analysis—Executive Compensation for 2023—Fiscal 2023 Short-Term Incentive Plan” for additional details.
(2)    The options and RSUs reported in these columns were granted under the LTIP. The options and RSUs vest ratably over three years, in each case, subject to the named executive officer’s continued employment through each applicable vesting date; provided that vesting may be accelerated in the event of certain qualifying terminations of employment as described under “Potential Payments Upon Termination or Change in Control” described below.

(3)    The amounts reported in this column reflect the aggregate grant-date fair value of stock options and RSUs granted in each period, computed in accordance with ASC Topic 718. We provide information regarding the assumptions used to calculate the value of all option awards and RSUs granted to NEOs in Notes 2 and 20 to the consolidated financial statements contained in this Annual Report on Form 10-K. The amounts reported do not reflect whether the NEO has actually realized or will realize an economic benefit from these awards. Totals may not sum due to rounding.
Outstanding Equity Awards at Fiscal 2023 Year-End Table
The following table sets forth information on outstanding equity awards held by our named executive officers’ as of December 31, 2023. These awards are governed by the Company’s 2021 Long Term Incentive Plan.

Name	Option Awards					Stock Awards
	Grant Date (1)	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (2)
Ajay Kochhar Chief Executive Officer	10-Aug-2021	117,914	58,957	$10.93	10-Aug-2031	36,032	$21,072
	31-Jan-2022	30,702	61,403	$7.58	31-Jan-2032	38,478	$22,502
	27-Jan-2023	0	253,028	$5.77	27-Jan-2033	146,230	$85,515
Tim Johnston Executive Chair	10-Aug-2021	117,914	58,957	$10.93	10-Aug-2031	36,032	$21,072
	31-Jan-2022	30,702	61,403	$7.58	31-Jan-2032	38,478	$22,502
	27-Jan-2023	0	253,028	$5.77	27-Jan-2033	146,230	$85,515
Debbie Simpson Chief Financial Officer	31-Jan-2022	19,406	38,813	$7.58	31-Jan-2032	288,174	$168,524
	27-Jan-2023	0	188,678	$5.77	27-Jan-2033	109,041	$63,767
Carl DeLuca General Counsel & Corporate Secretary	10-Aug-2021	68,313	34,157	$10.93	10-Aug-2031	20,875	$12,208
	31-Jan-2022	9,474	18,947	$7.58	31-Jan-2032	11,873	$6,943
	27-Jan-2023	0	66,256	$5.77	27-Jan-2033	38,290	$22,392
Richard Storrie Regional President, Americas	31-Jan-2022	58,952	117,905	$7.58	31-Jan-2032	73,885	$43,208
	13-Sep-2022	1,514	3,028	$7.11	13-Sep-2032	1,841	$1,077
	27-Jan-2023	0	50,639	$5.77	27-Jan-2033	29,265	$17,114
(1)    Options and RSUs vest ratably over three years in equal amounts, subject to continued service on each applicable vesting date; provided that vesting may be accelerated in the event of certain qualifying terminations of employment as described under “Potential Payments Upon Termination or Change in Control” described below.
(2)    Amounts reported are based on the number of RSUs multiplied by the closing trading price of our common stock of $0.5848 per share on December 29, 2023 (the last trading day of the fiscal year).
Option Exercises and Stock Vested During Fiscal 2023 Table
The following table sets forth information on our named executive officers’ exercise of stock options and the vesting of our named executive officers’ RSUs during fiscal 2023, including the transition period.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (2)
Ajay Kochhar	299,325	$1,294,931	55,271	$306,800
Tim Johnston	359,190	$1,548,226	55,271	$306,800
Debbie Simpson	0	$0	144,087	$783,833
Carl DeLuca	0	$0	26,812	$149,406
Richard Storrie	0	$0	37,862	$205,049

(1)    The value realized on exercise is calculated as the difference between the market price of Company common stock at the time of exercise and the applicable exercise price of the stock options multiplied by the number of exercised shares. The value realized on vesting is not necessarily indicative of value actually received by the named executive officer, as the named executive officer may choose or be required to hold (rather than sell) some or all of the shares acquired upon exercise.
(2)    The value realized on vesting equals the closing market price of Company common stock on the vesting date multiplied by the number of vested shares. The value realized on vesting is not necessarily indicative of value actually received by the named executive officer, as the named executive officer may choose or be required to hold (rather than sell) some or all of the shares acquired upon vesting.

Potential Payments Upon Termination or Change in Control
Each of the Company’s named executive officers is party to an employment agreement with the Company (collectively, the “Employment Agreements”) and a participant in the Company’s Executive Severance Policy. The Employment Agreements and Executive Severance Policy provide for certain payments and benefits to each of the named executive officers in connection with certain qualifying terminations of employment as described below.
Qualifying Termination in connection with Change in Control
In the case of Li-Cycle’s termination of the named executive officer’s employment without cause, or in the case of the named executive officer’s termination of their employment for good reason (as defined in the Employment Agreements), in either case within twelve months following a change in control (as defined in the Employment Agreements), in addition to accrued and unpaid base salary, accrued vacation pay, and reimbursement for business expenses properly incurred, the named executive officer will become entitled to (i) a lump-sum payment in lieu of notice in the amount of eighteen months’ base salary (or twenty-four months’ base salary for the Chief Executive Officer and Executive Chair) plus the amount of the named executive officer’s annual bonus target in respect of the fiscal year in which the termination occurs, pro-rated to eighteen months (or twenty-four months for the Chief Executive Officer and Executive Chair); (ii) a lump-sum for the named executive officer’s annual bonus award in respect of the fiscal year immediately preceding the termination, to the extent earned and unpaid at the date of the termination, calculated at the annual bonus target for such fiscal year, (iii) annual bonus award in respect of the fiscal year of Li-Cycle in which the termination occurs, pro-rated from the start of such fiscal year to the date of the termination, calculated at the annual bonus target for such fiscal year; (iv) matching contributions to the named executive officer’s group retirement savings plan up to and including the last day of the statutory notice period required pursuant to applicable employment standards legislation; (v) continued participation in Li-Cycle’s executive benefit plans and perquisites until the end of the statutory notice period pursuant to applicable employment standards legislation, and (vi) for a period of eighteen months or until the named executive officer becomes entitled to participate in similar benefit plans with another employer, participation in primary benefit plan coverages (i.e., health care, dental care, and employee assistance program); and (vii) outplacement career counselling ending on the earliest to occur of twelve months following the termination and the date that the named executive officer obtains full-time employment. Long-term equity awards are treated in accordance with the terms of the applicable award agreement and the 2021 Executive Severance Policy described below.
Qualifying Termination outside of Change in Control
In the case of Li-Cycle’s termination of the named executive officer’s employment without cause, or in the case of the named executive officer’s termination of their employment for good reason (as defined in the Employment Agreements), in either case prior to a change in control or more than twelve months after a change in control (as defined in the Employment Agreements), in addition to accrued and unpaid base salary, accrued vacation pay, and reimbursement for business expenses properly incurred, the named executive officer will become entitled to (i) payment in equal monthly installments representing twelve months’ base salary (or eighteen months’ base salary for the Chief Executive Officer and Executive Chair) plus the amount of the named executive officer’s annual bonus target in respect of the fiscal year in which the termination occurs, pro-rated to twelve months (or eighteen months for the Chief Executive Officer and Executive Chair); (ii) matching contributions to the named executive officer’s group retirement savings plan up to and including last day of the statutory notice period required pursuant to applicable employment standards legislation; (iii) continued participation in Li-Cycle’s executive benefit plans and perquisites until the end of the statutory notice period pursuant to applicable employment standards legislation (iv) for a period of twelve months or until the named executive officer becomes entitled to participate in similar benefit plans with another employer, participation in primary coverages (health care, dental care, and employee assistance program); and (v) and outplacement career counselling ending on the earliest to occur of twelve months following the termination and the date that the named executive officer obtains full-time employment. Long-term equity awards are treated in accordance with the terms of the applicable award agreement and the 2021 Executive Severance Policy described below.
Death, Disability
If the named executive officer is terminated for cause, death, mutually agreed retirement or by the executive without good reason, they will be entitled to payment of any unpaid base salary, vacation pay and reimbursement for business expenses properly incurred accrued to the termination date; matching contributions to the named executive officer’s group retirement savings plan up to and including last day of the statutory notice period required pursuant to applicable employment standards legislation; and post-employment treatment of the named executive officer’s long term incentive plan awards (including without limitation share options and RSUs) determined in accordance with the terms of the Incentive Award Plan and/or any other applicable long term incentive plan(s), the relevant award agreement(s), and the 2021 Executive Severance Policy (as described below).
If the named executive officer is terminated for permanent disability, they will be entitled to a lump-sum payment of any unpaid base salary, vacation pay and reimbursement for business expenses properly incurred accrued during the applicable elimination period for long-term disability benefits stipulated in Li-Cycle’s long-term disability insurance plan, less any short-term disability benefit payments provided by Li-Cycle; matching contributions to the named executive officer’s group retirement savings plan up to and including the end of the applicable elimination period; continued participation in Li-Cycle’s executive benefit plans and perquisites up to and including the end of the applicable elimination period; and post-employment treatment of the named executive officer’s long term incentive plan awards (including without limitation share options and RSUs) determined in accordance with the terms of the Incentive Award Plan and/or any other applicable long term incentive plan(s), the relevant award agreement(s), and the 2021 Executive Severance Policy (as described below).
Long-Term Incentive Awards
The 2021 Executive Severance Policy provides that all unvested options and RSUs will be accelerated and exercisable for the remainder of the term in the case of an executive officer’s termination (i) without cause or resignation for good reason within 12 months following a change in control, (ii) in the case of death, and (iii) in the case of disability. An executive officer’s unvested options will continue to vest and vesting for RSUs will be accelerated in the case of mutually agreed retirement. In all other cases of termination, unvested options and RSUs shall be forfeited.
The table below sets out for each named executive officer the payments that would have been made to each under the terms of their Employment Agreements upon the occurrence of certain events, had they occurred on December 29, 2023 (the last trading day of the fiscal year).

Name	Event	Salary and Annual Incentives ($)	Equity-Based Awards ($) (1)	Total ($)
Ajay Kochhar	Termination without cause/termination by Mr. Kochhar for good reason within 12 months following a change in control	$3,360,000	$129,089	$3,489,089
	Termination without cause/termination by Mr. Kochhar for good reason prior to a change of control or more than 12 months following a change in control	$1,980,000	--	$1,980,000
	Termination for cause, mutually agreed retirement or by Mr. Kochhar without good reason	--	--	--
	Death	--	$129,089	$129,089
	Permanent Disability	--	$129,089	$129,089
Tim Johnston	Termination without cause/termination by Mr. Johnston for good reason within 12 months following a change in control	$3,360,000	$129,089	$3,489,089
	Termination without cause/termination by Mr. Johnston for good reason prior to or more than 12 months following a change in control	$1,980,000	--	$1,980,000
	Termination for cause, mutually agreed retirement or by Mr. Johnston without good reason	--	--	--
	Death	--	$129,089	$129,089
	Permanent Disability	--	$129,089	$129,089
Debbie Simpson	Termination without cause/termination by Ms. Simpson for good reason within 12 months following a change in control	$2,200,000	$232,291	$2,432,291
	Termination without cause/termination by Ms. Simpson for good reason prior to or more than 12 months following a change in control	$1,100,000	--	$1,100,000
	Termination for cause, mutually agreed retirement or by Ms. Simpson without good reason	--	--	--
	Death	--	$232,291	$232,291
	Permanent Disability	--	$232,291	$232,291
Richard Storrie	Termination without cause/termination by Mr. Storrie for good reason within 12 months following a change in control	$1,368,713	$61,399	$1,430,112
	Termination without cause/termination by Mr. Storrie for good reason prior to or more than 12 months following a change in control	$617,738	--	$617,738

	Termination for cause, mutually agreed retirement or by Mr. Storrie without good reason	--	--	--
	Death	--	$61,399	$61,399
	Permanent Disability	--	$61,399	$61,399
Carl DeLuca	Termination without cause/termination by Mr. DeLuca for good reason within 12 months following a change in control	$1,690,000	$41,543	$1,731,543
	Termination without cause/termination by Mr. DeLuca for good reason prior to or more than 12 months following a change in control	$884,000	--	$884,000
	Termination for cause, mutually agreed retirement or by Mr. DeLuca without good reason	--	--	--
	Death	--	$41,543	$41,543
	Permanent Disability	--	$41,543	$41,543
(1)    The value of unvested options is calculated as the difference between the value of shares of the Company’s common stock based on the closing price of $0.5848 on December 29, 2023 (the last trading day of the fiscal year) and the exercise price of the relevant options. The value of the unvested RSUs is calculated based on the number of unvested RSUs multiplied by the closing price of $0.5848 on December 29, 2023 (the last trading day of the fiscal year).
Director Compensation Discussion
This section discusses the material components of the director compensation program for our non-employee directors who are named in the “Summary Compensation Table” below.
Director Compensation Table
The following table sets forth information concerning the compensation of our non-employee directors for the transition period from November 1, 2022 to December 31, 2022 and for the 2023 fiscal year.

Name	Transition Period			Fiscal Year 2023
	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1) (2)	Total ($)	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1) (2)	Total ($)
Susan Alban	0	0	0	71,691	240,000	311,691
Jacqueline A. Dedo	9,167	0	9,167	113,962	240,000	353,962
Richard Findlay	11,667	0	11,667	22,500	0	22,500
Alan Levande	9,167	0	9,167	17,679	0	17,679
Diane Pearse	0	0	0	75,017	240,000	315,017
Scott Prochazka	12,500	0	12,500	112,696	240,000	352,696
Kunal Sinha	9,167	0	9,167	0	194,997	194,997
Anthony Tse	10,833	0	10,833	65,000	140,000	205,000
Mark Wellings	15,000	0	15,000	127,696	240,000	367,696
(1)    The amounts reported in this column reflect the aggregate grant-date fair value of RSUs granted in each period. We provide information regarding the assumptions used to calculate the value of all option awards and RSUs granted to named executive officers in Note 20 to the Consolidated Financial Statements contained in this Annual Report on Form 10-K. The amounts reported do not reflect whether the applicable director has actually realized or will realize an economic benefit from these awards.
(2)    As of December 31, 2023, each non-employee director in service as of such date held the following number of RSUs: Ms. Alban: 156,243; Ms. Dedo: 156,243; Ms. Pearse: 156,243; Mr. Prochazka: 156,243; Mr. Sinha: 41,313; Mr. Tse: 29,661; Mr. Wellings: 156,243. In addition, Mr. Wellings held options covering 87,003 shares as of December 31, 2023.
Director Compensation Program
The Compensation Committee periodically evaluates and makes recommendations to the Board with respect to appropriate forms and amounts of compensation for directors of the Company. In doing so, the Compensation Committee considers: (i) the time commitment associated with being a director of the Company, including, as applicable, committee (and committee chair) work and Board chair (or lead director) work; (ii) the responsibilities and risks associated with being such a director, (iii) compensation paid to directors of companies and their subsidiaries similar to the Company, and (iv) any other factors the Compensation Committee deems relevant.

In connection with the comprehensive review of the go-forward strategy of the Rochester Hub project, the Board established a Special Committee comprised of independent directors to, among other things, (1) oversee and supervise a strategic review of all or any of the Company’s operations and capital projects including its sales, general and administration functions, and (2) consider financing and other strategic alternatives. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Company Overview.” Based on a market assessment, the Board, on November 30, 2023, established the compensation for the members of the Special Committee of the Board, including a one-time RSU award corresponding to a target value of $100,000 USD as of the grant. A monthly cash retainer in the amount of $17,000 USD, plus an additional $5,000 for the Chair of the Special Committee, was also approved for a period of 7 months. This compensation reflects the significant time commitment and work required of the Special Committee members, which has included Special Committee meetings from four to seven days per week.
In fiscal 2023, the Board approved the following amounts for director compensation:

Compensation Element	Cash Fees		RSU Target Values
	Annual	Monthly
Director	$55,000	—	$140,000
Additional Retainers	—	—	—
Lead Director	$25,000	—	—
Audit Committee Chair	$20,000	—	—
Compensation Committee Chair	$15,000	—	—
Health, Safety, Environment & Sustainability Committee Chair	$10,000	—	—
Special Committee Chair	—	$22,000	$100,000
Special Committee Member	—	$17,000	$100,000
Each member of our Board is entitled to reimbursement for reasonable travel and other expenses incurred when attending Board or Committee meetings or otherwise in connection with their director position. Directors do not receive any payment for attending meetings.
CEO Pay Ratio
In accordance with SEC rules, we are providing the ratio of the annual total compensation of our CEO to the annual total compensation of our median compensated employee (the median employee).
For fiscal 2023, the ratio of CEO to median employee annual total compensation is 19.7:1. The fiscal 2023 total compensation of our CEO was $2,323,258, as reported in the Summary Compensation Table. The fiscal 2023 total compensation of our median global employee was $117,669. This value was calculated in a manner consistent with SEC rules for calculating total compensation for 2023 Summary Compensation Table.
To identify our median compensated employee, we compared total direct compensation at target, which is defined as the sum of (a) annualized base salary as of December 31, 2023, (b) the annualized target cash short-term incentive compensation, and (c) the target value for equity awards granted to employees eligible for the Long-Term Incentive Plan. As applicable, values were converted to USD using currency exchange rates then in effect. As of December 31, 2023, we had approximately 379 employees, all of whom, excluding Mr. Kochhar, the CEO, were considered in identifying the median employee.
In calculating the CEO pay ratio, the SEC rules allow companies to adopt a variety of methodologies, apply certain exclusions, and make reasonable estimates and assumptions reflecting their unique employee populations. Therefore, our reported CEO pay ratio may not be comparable to CEO pay ratios reported by other companies due to differences in industries and geographical dispersion, as well as the different estimates, assumptions, and methodologies applied by other companies in calculating their CEO pay ratios.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information regarding beneficial ownership of the Company’s common shares as of February 29, 2024 based on 179,047,118 common shares issued and outstanding as of February 29, 2024, with respect to beneficial ownership of our common shares by:
•each person known by us to be the beneficial owner of more than 5% of our issued and outstanding common shares;
•each of our executive officers and directors; and
•all our executive officers and directors as a group.
In accordance with SEC rules, individuals and entities below are shown as having beneficial ownership over common shares they own or have the right to acquire within 60 calendar days, as well as common shares for which they have the right to vote or dispose of such common shares. In accordance with SEC rules, for purposes of calculating percentages of beneficial ownership, common shares which a person has the right to acquire within 60 days are included both in that person’s beneficial ownership as well as in the total number of common shares issued and outstanding used to calculate that person’s percentage ownership but not for purposes of calculating the percentage for other persons.
Except as indicated by the footnotes below, we believe that the persons named below have sole voting and dispositive power with respect to all common shares that they beneficially own. The common shares owned by the persons named below have the same voting rights as the common shares owned by other holders.
Unless otherwise indicated, the business address of each beneficial owner listed in the tables below is c/o Li-Cycle Holdings Corp., 207 Queens Quay West, Suite 590, Toronto, ON, M5J 1A7, Canada.

Name and Address of Beneficial Owner	Number of Common Shares Beneficially Owned	Percentage of Outstanding Common Shares (1)

Directors and Executive Officers
Ajay Kochhar (2)	25,248,879	14.10%
Tim Johnston (3)	11,713,325	6.54%
Mark Wellings (4)	375,425	*
Anthony Tse (5)	303,937	*
Scott Prochazka (6)	161,093	*
Kunal Sinha (7)	—	*
Jacqueline Dedo (8)	44,010	*
Susan Alban (9)	29,661	*
Diane Pearse (10)	29,661	*
Debbie Simpson (11)	242,372	*
Richard Storrie (12)	199,698	*
Carl DeLuca (13)	138,948	*
Chris Biederman (14)	200,831	*
Dawei Li (15)	95,832	*
Christine Barwell (16)	17,157	*
All directors and executive officers as a group (15 individuals)	38,800,829	21.67%
Five Percent or Greater Shareholders
Glencore plc (17)	22,708,388	12.68%
BNP Paribas Asset Management UK Ltd. (18)	9,100,925	5.08%
*Less than 1 percent
Notes:
(1)The ownership percentage set out in this column is based on a total of 179,047,118 outstanding common shares as of February 29, 2024, in each case rounded down to the nearest hundredth, and calculated in accordance with SEC rules.
(2)Ajay Kochhar’s 25,248,879 shares beneficially owned include (1) 122,607 common shares owned directly by Mr. Kochhar, (2) 24,862,612 common shares owned by 2829908 Delaware LLC, a Delaware limited liability company, which is a wholly-owned subsidiary of Maplebriar Holdings Inc., a corporation organized under the laws of the Province of Ontario (“Maplebriar Holdings”), having a sole shareholder, The Kochhar Family Trust, an irrevocable trust established under the laws of the Province of Ontario, Canada (the “Trust”), and (3) 263,660 common shares subject to vested stock options held by Mr. Kochhar which includes options to acquire (i) 117,914 common shares at a price of $10.93 per share until August 10, 2031 , (ii) 61,403 common shares at a price of $7.58 per share until January 31, 2032 and (iii) 84,343 common shares at a price of $5.77 per share until January 27, 2033. There is an oral agreement among Mr. Kochhar, the Trust, Maplebriar Holding, and 2829908 Delaware LLC, that grants Mr. Kochhar the sole power to control the voting and disposition of the common shares of the Company held by 2829908 Delaware LLC. Mr. Kochhar is one of three trustees of the Trust, along with Mr. Kochhar’s brother and father, and the beneficiaries of the Trust are principally relatives of Mr. Kochhar. Mr. Kochhar is a Director and the President and CEO of the Company. The 24,862,612 common shares owned by 2829908 Delaware LLC include 3,000,000 common shares pledged to secure 2829908 Delaware LLC’s obligations under two prepaid variable share forward contracts entered into by and between 2829908 Delaware LLC and Citibank, N.A. (“Citibank”) on May 19, 2023 and August 16, 2023, respectively (together, the “2829908 Delaware LLC VPF Contracts”). 2829908 Delaware LLC retains dividend and voting rights in the pledged common shares during the term of the pledge (so long as no event of default or similar event occurs under the applicable 2829908 Delaware LLC VPF Contract or the related pledge and security agreement). The 2829908 Delaware LLC VPF Contracts obligate 2829908 Delaware LLC to deliver to Citibank up to 1,000,000 common shares (or, at 2829908 Delaware LLC’s election, an equivalent amount of cash based on the market price of common shares at that time) on August 18, 2024 and up to 2,000,000 common shares (or, at 2829908 Delaware LLC’s election, an equivalent amount of cash based on the market price of common shares at that time) on November 15, 2024.
(3)Tim Johnston’s 11,713,325 shares beneficially owned include (1) 402,498 common shares owned directly by Mr. Johnston, (2) 11,047,167 common shares owned by Keperra Holdings Ltd., a Guernsey corporation (“Keperra”) and (3) 263,660 common shares subject to vested stock options, which includes options to acquire (i) 117,914 common shares at a price of $10.93 per share until August 10, 2031, (ii) 61,403 common shares at a price of $7.58 per share until January 31, 2032 and (iii) 84,343 common shares at a price of $5.77 per share until January 27, 2033. Mr. Johnston is the sole shareholder of Keperra. Previously, Artemis Nominees Limited (“Artemis Nominees”) was a nominee company that held legal title to 100 shares of Keperra Holdings as nominee of and trustee for Mr. Johnston. However, Artemis Nominees no longer holds any equity interests in Keperra Holdings and no longer serves as nominee and trustee for Mr. Johnston in connection with Keperra Holdings. The 11,047,167 common shares owned by Keperra include 2,000,000 common shares pledged to secure Keperra’s obligations under a prepaid variable share forward contract entered into by and between Keperra and Citibank, N.A. (“Citibank”) on May 19, 2023 (the “Keperra VPF Contract”). Keperra retains dividend and voting rights in the pledged common shares during the term of the pledge (so long as no event of default or similar event occurs under the Keperra VPF Contract or the related pledge and security agreement). The Keperra VPF Contract obligates Keperra to deliver to Citibank up to 2,000,000 common shares (or, at Keperra’s election, an equivalent amount of cash based on the market price of common shares at that time) on August 18, 2024, the maturity date of the Keperra VPF Contract.
(4)Mark Wellings’ 375,425 shares beneficially owned include (1) 28,527 common shares owned directly by Mr. Wellings, (2) 230,234 common shares owned by ZCR Corp., a holding company wholly owned by Mr. Wellings, (3) vested options to acquire 87,003 common shares at a price of $0.37 per share until July 19, 2024 and (iv) 29,661 common shares issuable upon settlement of restricted stock units within 60 calendar days of February 29, 2024. Mr. Wellings is a director of the Company. Mr. Wellings is the sole owner of ZCR Corp. and has voting or investment control over the common shares held by ZCR Corp.
(5)Anthony Tse’s 303,937 shares beneficially owned include (1) 274,276 common shares owned directly by Mr. Tse and (2) 29,661 common shares issuable upon settlement of restricted stock units within 60 calendar days of February 29, 2024. Mr. Tse is a Director of the Company.
(6)Scott Prochazka’s 161,093 shares beneficially owned include (1) 131,432 common shares owned directly by Mr. Prochazka and (2) 29,661 common shares issuable upon settlement of restricted stock units within 60 calendar days of February 29, 2024. Mr. Prochazka is a Director of the Company.
(7)Kunal Sinha holds in trust for Glencore plc (1) 18,072 common shares owned directly by Mr. Sinha and (2) 41,313 common shares issuable upon settlement of restricted stock units within 60 calendar days of February 29, 2024. Such common shares are counted in Glencore’s beneficial ownership, as further explained in Note (17) below. Mr. Sinha is the Global Head of Recycling at Glencore plc, and may, after vesting, if applicable, transfer the securities directly to Glencore. Mr. Sinha is a Director of the Company.
(8)Jacqueline A. Dedo’s 44,010 shares beneficially owned include (1) 14,349 common shares owned directly by Ms. Dedo and (2) 29,661 common shares issuable upon settlement of restricted stock units within 60 calendar days of February 29, 2024. Ms. Dedo is a Director of the Company.
(9)Susan Alban beneficially owns 29,661 common shares issuable upon settlement of restricted stock units within 60 calendar days of February 29, 2024. Ms. Alban is a Director of the Company.
(10)Diane Pearse beneficially owns 29,661 common shares issuable upon settlement of restricted stock units within 60 calendar days of February 29, 2024. Ms. Pearse is a Director of the Company.
(11)Debbie Simpson’s 242,372 shares beneficially owned include 140,666 common shares owned directly by Ms. Simpson and 101,706 common shares subject to vested stock options held by Ms. Simpson which includes options to acquire (i) 38,813 common shares at a price of $7.58 per share until January 31, 2032 and (ii) 62,893 common shares at a price of $5.77 per share until January 27, 2033.

(12)Richard Storrie’s 199,698 shares beneficially owned include 63,399 common shares owned directly by Mr. Storrie and 136,299 common shares subject to vested stock options held by Mr. Storrie which includes options to acquire (i) 117,905 common shares at a price of $7.58 per share until January 31, 2032, (ii) 1,514 common shares at a price of $7.11 per share until September 13, 2032 and (iii) 16,880 common shares at a price of $5.77 per share until January 27, 2033.
(13)Carl DeLuca’s 138,948 shares beneficially owned include (1) 29,603 common shares owned directly by Mr. DeLuca and (2) 109,345 common shares subject to vested stock options which includes options to acquire (i) 68,313 common shares at a price of $10.93 per share until August 10, 2023, (ii) 18,947 common shares at a price of $7.58 per share until January 31, 2032 and (iii) 22,085 common shares at a price of $5.77 per share until January 27, 2033. Mr. DeLuca is the General Counsel & Corporate Secretary of the Company.
(14)Chris Biederman’s 200,831 shares beneficially owned include (1) 126,325 shares owned directly by Mr. Biederman and (2) 74,506 common shares subject to vested stock options which includes options to acquire (i) 44,910 common shares at a price of $10.93 per share until August 10, 2031, (ii) 15,789 common shares at a price of $7.58 per share until January 31, 2032 and (iii) 13,807 common shares at a price of $5.77 per share until January 27, 2033. Mr. Biederman is the Chief Technical Officer of the Company.
(15)Dawei Li’s 95,832 shares beneficially owned include (1) 39,080 common shares owned directly by Mr. Li and (2) 56,752 common shares subject to vested stock options which includes options to acquire (i) 12,475 common shares at a price of $10.93 per share until August 10, 2031, (ii) 21,150 common shares at a price of $13.20 per share until November 22, 2031, (iii) 12,631 common shares at a price of $7.58 per share until January 31, 2032 and (iv) 10,496 common shares at a price of $5.77 per share until January 27, 2033. Mr. Li is the Regional President, APAC of the Company.
(16)Christine Barwell’s 17,157 shares beneficially owned include (1) 7,661 shares owned directly by Ms. Barwell and (2) 9,496 common shares subject to vested stock options to acquire common shares at a price of $5.77 per share until January 27, 2033.
(17)Represents (1) the number of common shares issuable to Glencore Ltd. upon conversion of all of the Glencore Convertible Note assuming an outstanding principal of $200,000,000 and the Glencore PIK Notes issued to February 29, 2024 assuming a total outstanding amount $25,357,584.66 and excluding accrued and unpaid interest which may be payable in PIK at Li-Cycle’s option at the next semi-annual interest payment date, and (2) 18,072 common shares and 41,313 common shares issuable upon settlement of restricted stock units within 60 calendar days of February 29, 2024 owned by Kunal Sinha and held in trust for Glencore. Mr. Sinha is the Global Head of Recycling for Glencore plc and a non-executive Director of Li-Cycle’s Board of Directors. According to a Schedule 13D filed on September 23, 2022, Glencore Ltd. is a direct wholly-owned subsidiary of Glencore International AG and indirect wholly-owned subsidiary of Glencore plc. The address of the principal business and office of Glencore Ltd. is 330 Madison Ave., New York, NY 10017. The address of the principal business and office of Glencore International AG and Glencore plc is Baarermattstrasse 3, CH-6340, Baar, Switzerland.
(18)BNP Paribas Asset Management UK Ltd. beneficially owned 9,100,925 common shares according to Schedule 13G filed with the SEC on January 17, 2024. The address of the principal business and office of BNP Paribas Asset Management UK Ltd. is 5 Aldermanbury Square, London, EX2V 7BP, United Kingdom.

Securities Authorized For Issuance Under Equity Compensation Plans
Equity Compensation Plan Information as of December 31, 2023
The following table provides information about the Company’s common shares that may be issued upon the exercise of options, warrants and rights under all of the Company’s existing equity compensation plans as of December 31, 2023. Our shareholders have approved all of the Company’s current share-based compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted-average exercise price of outstanding options, warrants and rights[4] ($)	Number of securities remaining available for future issuance under equity compensation plans (#)

Equity Compensation Plans Approved by Shareholders
Legacy Stock Option Plan and Legacy LTIP (1)	972,251	1.43	0
Long-Term Incentive Award Plan (2)	12,605,515	1.76	17,962,968
Equity Compensation Plans Not Approved by Shareholders
-	-	-	-
Total (3)	13,577,766	1.74	17,962,968

Notes:
1.Prior to the completion of the Business Combination, Li-Cycle Corp. maintained a stock option plan (the “Legacy Stock Option Plan”) and a long-term incentive plan (the “Legacy LTIP”). Pursuant to the Arrangement, all of the share options (“Legacy Options”) of Li-Cycle Corp. outstanding under the Legacy Stock Option Plan or the Legacy LTIP fully vested; a total of 28,799 Legacy Options were exercised on a cashless basis in exchange for common shares of Li-Cycle Holdings Corp.; and the remaining 106,307 Legacy Options were exchanged for Rollover Options to acquire a total of 4,242,707 common shares of Li-Cycle Holdings Corp. There were 972,251 Rollover Options outstanding as of December 31, 2023. Each Rollover Option, mutatis mutandis, continues to be governed by the terms of the Legacy Stock Option Plan or the Legacy LTIP, as applicable, and the terms of any share option agreement by which the applicable Legacy Option was evidenced. Any restriction on the exercise of any Legacy Option so replaced continues in full force and effect and the term, exercisability, vesting schedule and other provisions that applied to such Legacy Option otherwise remain unchanged as a result of the replacement of such Legacy Option; provided, however that (x) the Compensation Committee of the Board has succeeded to the authority and responsibility of the Board of Li-Cycle Corp. with respect to each Rollover Option; and (y) each Rollover Option is subject to administrative procedures consistent with those in effect under the Long-Term Incentive Award Plan.
2.The issued and outstanding options and RSUs under the Long-Term Incentive Award Plan as at December 31, 2023 consisted of 2,746,434 options and 9,859,081 RSUs.
3.Consists of 3,718,685 options and 9,859,081 RSUs.
4.There is no exercise price with respect to our issued and outstanding RSUs, therefore, the weighted-average exercise prices in this column do not take those awards into account.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions
Related Party Transaction Policy
Our Board has adopted a written related party transactions policy. Under the policy, our Audit Committee serves as the approval authority for related party transactions. For purposes of the policy, related party transactions include transactions that would be required to be disclosed under Item 404 of Regulation S-K. This includes transactions or loans between the Company and any (a) director, director nominee or executive officer of the Company, (b) 5% holder of the Company's securities, and (c) immediate family member of the above.
In determining whether to approve or ratify a related party transaction, the Audit Committee shall review the relevant facts and circumstances including: (a) the related party transaction’s purpose and potential benefit to the Company, (b) whether the related party transaction was undertaken in the ordinary course of business of the Company, (c) whether the related party transaction is on terms comparable to those that could be obtained in arms’ length dealings with an unrelated third party under the same or similar circumstances, (d) whether the related party transaction would impair the independence if any director, (e) the extent of the related party’s interest in the related party transaction, (f) the controls implemented by the Company to protect the interests of the Company, and (g) any other material information regarding the related party transaction.

Executive Employment Agreements
We have entered into employment agreements with certain of our executive officers. See “Item 11. Executive Compensation — Potential Payments Upon Termination or Change in Control”.
Director & Officer Indemnification Agreements
The Company has entered into separate indemnification agreements with its directors and executive officers, in addition to the indemnification provided for in the by-laws. These agreements, among other things, require the Company to indemnify its directors and executive officers for certain costs, charges and expenses, including attorneys’ fees, judgments, fines and settlement amounts, reasonably incurred by a director or executive officer in any action or proceeding because of their association with the Company or any of its subsidiaries.
Investor Agreement
On August 10, 2021, the Company, the Peridot Class B Holders (including Scott Prochazka (a Director of the Company)) and the Li-Cycle Holders (including 2829908 Delaware LLC (an entity affiliated with Ajay Kochhar, the Co-Founder, President & CEO and a Director of the Company, Keperra Holdings Limited (an entity wholly-owned by Tim Johnston, the Co-Founder, Executive Chair and a Director of the Company, Anthony Tse (a Director of the Company) and ZCR Corp (an entity wholly owned by Mark Wellings, a Director of the Company)) (collectively for the purposes of this subsection referred to as the “Holders”) entered into the Investor Agreement. The Company has granted certain registration rights to the Holders. The Company has filed with the SEC a shelf registration statement covering the resale of the common shares held by the Holders, which has been declared effective by the SEC. In addition, pursuant to the terms of the Investor Agreement and subject to certain requirements and customary conditions, including with regard to the number of demand rights that may be exercised, the Holders may demand at any time or from time to time, that the Company file a registration statement on Form F-3 (or on Form F-1 if Form F-3 is not available) to register the securities of the Company held by such Holders, and each may specify that such demand registration take the form of an underwritten offering, in each case subject to limitations on the number of demands and underwritten offerings that can be requested by each Holder, as specified in the Investor Agreement. Holders will also have “piggy-back” registration rights, subject to certain requirements and customary conditions. The Investor Agreement also provides that the Company will pay certain expenses relating to such registrations and indemnify the Holders against (or make contributions in respect of) certain liabilities that may arise under the Securities Act.
The Investor Agreement further provided that the securities of the Company held by the Peridot Class B Holders and Li-Cycle Holders were subject to certain transfer restrictions which have now expired.
Under the Investor Agreement, the Sponsor will also have the right to designate for nomination a number of directors to the Company's Board as follows: (i) during any time that the Sponsor and its affiliates collectively beneficially own at least 50% of the number of shares of the Company held by them on the closing date of the Business Combination (the “Closing Date”), two directors or (ii) during any time that the Sponsor and its affiliates do not collectively satisfy the test set forth in the preceding clause (i) but do collectively beneficially own at least 25% of the number of shares of the Company held by them on the Closing Date, one director.
Glencore Commercial Agreements
On May 31, 2022, the Company entered into the Glencore Commercial Agreements, including the Master Commercial Agreement, the Amended & Restated Global Feed Sourcing Agreement, the Black Mass Sourcing Agreement, the Sulfuric Acid Supply Agreement, the Black Mass Off-Take Agreement, the End Products Off-Take Agreement and the By-Products Off-Take Agreement. For a description of the Glencore Commercial Agreements, see “Item 1. Business—Increasing and Diversifying In-Take and Off-Take Commercial Contracts—Off-Take Commercial Contracts for Black Mass and Battery Grade Materials—Glencore Strategic Global Commercial Arrangements.”
During the year ended December 31, 2023:
(a)under the Amended & Restated Global Feed Sourcing Agreement, the Company purchased feed in the aggregate amount of $9.2 million and paid sourcing fees to Glencore in the aggregate amount of $0.1 million, as compared to $10.4 million and $0.1 million respectively for the year ended December 31, 2022;

(b)under the Black Mass Off-Take Agreement, the Company sold materials to Glencore in the aggregate amount of $3.6 million and paid supplemental marketing fees in the amount of $0.2 million, as compared to $13.2 million and $0.4 million respectively for the year ended December 31, 2022; and
(c)under the By-Products Off-Take Agreement, the Company sold materials to Glencore in the aggregate amount of $1.4 million, as compared to $1.5 million for the year ended December 31, 2022.
We consider Glencore a related party as it is a beneficial owner of more than 5% of our issued and outstanding common shares due to the amount of common shares issuable upon conversion of the Glencore Convertible Notes.
Glencore Convertible Notes
On May 31, 2022, the Company issued the Glencore Convertible Note for a principal amount of $200 million to Glencore Ltd. Interest on the Glencore Convertible Note is payable on a semi-annual basis, either in cash or by PIK, at the Company’s option. The Company has elected to pay interest by PIK since the first interest payment date on the Glencore Convertible Note, which was November 30, 2022. The Glencore Convertible Note and the PIK notes issued thereunder are referred to collectively as the “Glencore Convertible Notes”, and as at December 31, 2023, comprised the following:

Note	Date Issued	Amount Issued
Glencore Convertible Note	May 31, 2022	$200.0
PIK Note	November 30, 2022	8.1
PIK Note	May 31, 2023	8.4
PIK Note	November 30, 2023	8.8
Total		$225.3
The principal and accrued interest owing under the Glencore Convertible Notes may be converted at any time by the holder into the Company’s common shares at a per share price equal to $9.95 (the “Conversion Price”), subject to adjustments.
Upon closing of the issuance of the Glencore Senior Secured Convertible Note, Glencore and the Company will amend and restate the terms of the Glencore Convertible Notes, in two tranches (and such resulting two tranches of the amended and restated Glencore Convertible Notes, the “A&R Glencore Convertible Notes”).
For more information about the Glencore Convertible Notes, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt Obligations—Glencore Convertible Notes”.
Glencore Senior Secured Convertible Note
On March 11, 2024, the Company entered into an agreement (the “Glencore Senior Secured Convertible Note Purchase Agreement”) to issue a senior secured convertible note in an aggregate principal amount of $75.0 million to an affiliate of Glencore plc (the “Glencore Senior Secured Convertible Note”). The issuance and sale of the Glencore Senior Secured Convertible Note is subject to customary closing conditions and the expiration of the ten-day period for required notice to shareholders informing them of the Company’s reliance on the NYSE financial viability exception to the NYSE’s shareholder approval policy, and is expected to close on or about March 25, 2024.
For more information about the Glencore Senior Secured Convertible Note, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt Obligations—Glencore Senior Secured Convertible Note”.
We consider Glencore a related party as it is a beneficial owner of more than 5% of our issued and outstanding common shares due to the amount of common shares issuable upon conversion of the Glencore Convertible Notes. Assuming the conversion of the Glencore Convertible Notes and the Glencore Senior Secured Convertible Note in full on March 25, 2024, the expected issue date of the Glencore Senior Secured Convertible Note, Glencore and its affiliates would beneficially own approximately 47.8% of our common shares on an as-converted basis (based on the total number of outstanding common shares as of February 29, 2024).

Related-Party Expenses
The Company has engaged Fade In Production Pty. Ltd., which is controlled by certain members of the immediate family of the Executive Chair of Li-Cycle, to provide it with corporate video production services since 2017. During the 12 months ended December 31, 2023, the Company incurred expenses of $139,835 attributable to this vendor, as compared to $200,257 for the 12 months ended December 31, 2022.
Director Independence
Under NI 58-101, a director is considered to be independent if he or she is independent within the meaning of Section 1.4 of NI 52-110. It is the Board’s policy to have a majority of directors who satisfy the criteria for “independent directors,” as defined by the applicable rules of the NYSE and Section 1.4 of NI 52-110. The Nominating and Governance Committee of the Board annually reviews each director’s independence and any material relationships a director may have with the Company. Following such review, only those directors who the Board affirmatively determines have no material relationship with the Company, and otherwise satisfy the independence requirements of the NYSE and Section 1.4 of NI 52-110, will be considered “independent directors.”
The Board has determined that each of the directors other than Mr. Kochhar, Mr. Johnston and Mr. Sinha qualify as “independent directors”, as defined under the rules of the NYSE and NI 58-101, and therefore the Board would consist of a majority of “independent directors” (i.e., 5 of 8 directors). Mr. Kochhar is not independent by reason of the fact that he is our President and Chief Executive Officer; Mr. Johnston is not independent by reason of the fact that he is our Executive Chair; and Mr. Sinha is not independent by reason of his employment with Glencore, with which the Company has a material commercial relationship.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table represents aggregate fees billed to us for professional services rendered by our independent registered public accounting firm (KPMG LLP (PCAOB ID No. 85)) for the fiscal years ended December 31, 2023 and October 31, 2022 and the transition period for the two months ended December 31, 2022, including the fees billed for professional services rendered to Li-Cycle for each of the fiscal years ended December 31, 2023 and October 31, 2022 and the transition period for the two months ended December 31, 2022. The fees were billed in Canadian dollars and were converted to U.S. dollars at average exchange rates of CA$1.00=US$0.6655, CA$1.00=US$0.7650 and CA$1.00=US$0.7011 for the fiscal years ended December 31, 2023 and October 31, 2022 and the transition period for the two months ended December 31, 2022, respectively.

	For the Year Ended December 31,		For the Two Months Ended December 31,
	2023	2022	2022
	($)
Audit Fees	1,463,258	877,668	266,318
Audit-Related Fees	-	-	-
Tax Fees	-	-	-
All Other Fees	-	-	-
Total	1,463,258	877,668	266,318
Audit Fees
Audit fees consist of audit services billed related to the audit and interim reviews of financial statements; and services related to comfort letters, consents and other services related to SEC matters.
Audit-Related Fees
None.

Tax Fees
Tax fees consist of tax compliance and tax planning advice. Tax compliance services consisted of federal, state and local income tax return assistance and transfer pricing documentation. Tax planning services included advice related to structuring certain proposed mergers, acquisitions and disposals and advice related to the alteration of employee benefit plans.
All Other Fees
None.
Audit Committee Pre-Approval
Our Audit Committee pre-approves auditing services and permitted non-audit services to be performed for us by our independent auditor, including the fees and terms thereof (subject to certain de minimis exceptions provided by law or regulation). Audit Committee pre-approval of audit and non-audit services is not required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by the Audit Committee. There were no services approved by the Audit Committee pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1)Consolidated Financial Statements
The following are filed as part of this Annual Report on Form 10-K:
•The consolidated financial statements for the year ended December 31, 2023, the two-month transition period ended December 31, 2022, the year ended October 31, 2022 and the year ended October 31, 2021.
(a)(2)Financial Statement Schedules
All financial statement schedules are omitted because the information called for is not required or is shown either in the consolidated financial statements or the notes thereto.
(a)(3)Exhibits
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Description
2.1††
Business Combination Agreement, dated as of February 15, 2021, by and among Peridot Acquisition Corp., Li-Cycle Corp. and the Company (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form F-4 (File No. 333-254843) filed with the SEC on July 6, 2021).**

3.1	Articles of Incorporation of the Company.
3.2
Articles of Amendment to the Articles of Incorporation of the Company (incorporated by reference to Exhibit 1.2 to the Company’s shell company report on Form 20-F (File No. 001-40733) filed with the SEC on August 16, 2021).**

3.3	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 1.3 to the Company’s shell company report on Form 20-F (File No. 001-40733) filed with the SEC on August 16, 2021).**
4.1
Specimen Common Share Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form F-4 (File No. 333-254843) filed with the SEC on July 6, 2021).**

4.2	Description of Securities.
4.3
Rights Agreement dated as of October 31, 2023, by and between the Company and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 6-K (File No. 001-40733) filed with the SEC on November 1, 2023).**

4.4
Convertible Note, dated September 29, 2021, issued by Li-Cycle Holdings Corp. to Spring Creek Capital, LLC (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form F-1 (File No. 333-259895) filed with the SEC on September 30, 2021).**

4.5
Consent to New Debt and Amendment to Convertible Note, dated May 5, 2022, by and between Li-Cycle Holdings Corp. and Wood River Capital, LLC (incorporated by reference to Exhibit 4.38 to the Company’s annual report on Form 20-F (File No. 001-40733) filed with the SEC on March 30, 2023).**

4.6
Amendment No. 2 to Convertible Note, dated February 13, 2023, by and between Li-Cycle Holdings Corp. and Wood River Capital, LLC (incorporated by reference to Exhibit 4.39 to the Company’s annual report on Form 20-F (File No. 001-40733) filed with the SEC on March 30, 2023).**

4.7
Convertible Note, dated May 31, 2022, by and between Li-Cycle Holdings Corp. and Glencore Ltd. (incorporated by reference to Exhibit 4.1 to the Company’s Form 6-K (File No. 001-40733) filed with the SEC on June 2, 2022).**

4.8
Amendment No. 1 to Convertible Note, dated February 13, 2023, by and between Li-Cycle Holdings Corp. and Glencore Ltd. (incorporated by reference to Exhibit 4.40 to the Company’s annual report on Form 20-F (File No. 001-40733) filed with the SEC on March 30, 2023).**

4.9	Form of Senior Secured Convertible Note (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on March 12, 2024). **
4.10	Form of Note Guaranty (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on March 12, 2024). **
4.11	Forms of Amended and Restated Glencore Convertible Notes (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on March 12, 2024). **

4.12
Amendment No. 1 to the Rights Agreement, dated as of March 11, 2024, by and between Li-Cycle Holdings Corp. and Continental Stock Transfer & Trust Company as rights agent (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on March 12, 2024). **

5.1†, †††	Executive Employment Agreement, dated as of March 1, 2022, by and between Li-Cycle Corp. and Tim Johnston.
5.2†, †††	Executive Employment Agreement, dated as of March 1, 2022, by and between Li-Cycle Corp. and Ajay Kochhar.
5.3†, †††	Executive Employment Agreement, dated as of December 6, 2021, by and between Li-Cycle Corp. and Debbie Simpson.
5.4†, †††	Executive Employment Agreement, dated as of March 1, 2022, by and between Li-Cycle Corp. and Carl DeLuca.
5.5†, †††	Executive Employment Agreement, dated as of March 31, 2023, by and between Li-Cycle Europe AG and Richard Storrie.
5.6†, †††	Executive Employment Agreement, dated November 18, 2022, by and between Li-Cycle Corp. and Christine Barwell.
5.7†, †††	Executive Employment Agreement, dated January 19, 2023, by and between Li-Cycle APAC Pte. Ltd. and Dawei Li.
5.8†, †††	Executive Employment Agreement, dated March 1, 2022, by and between Li-Cycle Corp. and Chris Biederman.
5.9†	Form of Li-Cycle Director and Officer Indemnification Agreement.
10.1
Form of Subscription Agreement (Institutional Investor Form) (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form F-4 (File No. 333-254843) filed with the SEC on July 6, 2021).**

10.2
Form of Subscription Agreement (Director Form) (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form F-4 (File No. 333-254843) filed with the SEC on July 6, 2021).**

10.3
Sponsor Letter Agreement, dated as of February 15, 2021, among Peridot Acquisition Corp., Li-Cycle Corp., the Company, Peridot Acquisition Sponsor, LLC and the other individuals party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form F-4 (File No. 333-254843) filed with the SEC on July 6, 2021).**

10.4
Form of Transaction Support Agreement, dated as of February 15, 2021, among Peridot Acquisition Corp. and the Li-Cycle shareholder party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form F-4 (File No. 333-254843) filed with the SEC on July 6, 2021).**

10.5†
Li-Cycle Holdings Corp. 2021 Incentive Award Plan (incorporated by reference to Exhibit 4.5 to the Company’s shell company report on Form 20-F (File No. 001-40733) filed with the SEC on August 16, 2021).**

10.6†
Li-Cycle Holdings Corp. 2021 Incentive Award Plan Sub-Plan for Canadian Participants (incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-8 (File No. 333-261568) filed with the SEC on December 9, 2021).**

10.7†
Form of Li-Cycle Holdings Corp. 2021 Employee Share Purchase Plan (incorporated by reference to Exhibit 4.8 to the Company’s shell company report on Form 20-F (File No. 001-40733) filed with the SEC on August 16, 2021).**

10.8†
Form of Option Grant Notice and Agreement under the Li-Cycle Holdings Corp. 2021 Incentive Award Plan (incorporated by reference to Exhibit 4.9 to the Company’s annual report on Form 20-F (File No. 001-40733) filed with the SEC on February 6, 2023).**

10.9†
Form of RSU Award Grant Notice and Agreement under the Li-Cycle Holdings Corp. 2021 Incentive Award Plan (incorporated by reference to Exhibit 4.10 to the Company’s annual report on Form 20-F (File No. 001-40733) filed with the SEC on February 6, 2023).**

10.10†††
Refined Products — Amended and Restated Marketing, Logistics and Working Capital Agreement, dated December 15, 2021, between Traxys North America LLC and Li-Cycle Americas Corp (incorporated by reference to Exhibit 4.11 to the Company’s annual report on Form 20-F (File No. 001-40733) filed with the SEC on January 31, 2022).**

10.11
Assignment, Assumption & Joinder Agreement – Traxys Refined Products Agreement, dated as of July 1, 2023, by and between Li-Cycle Americas Corp. (as assigning party), Li-Cycle U.S. Inc. (as assuming party) and Li-Cycle North America Hub, Inc. (jointly and severally with assuming party).

10.12†††
Black Mass — Amended and Restated Marketing, Logistics and Working Capital Agreement, dated December 15, 2021, between Traxys North America LLC and Li-Cycle Americas Corp. (incorporated by reference to Exhibit 4.12 to the Company’s annual report on Form 20-F (File No. 001-40733) filed with the SEC on January 31, 2022).**

10.13
Assignment and Assumption Agreement – Traxys Black Mass Agreement, dated as of July 1, 2023, by and between Li-Cycle Americas Corp. and Li-Cycle Inc. (as assigning parties) and Li-Cycle U.S. Inc. (as assuming party).

10.14
Letter Agreement, dated December 15, 2021, between Traxys North America LLC and Li-Cycle Holdings Corp (incorporated by reference to Exhibit 4.13 to the Company’s annual report on Form 20-F (File No. 001-40733) filed with the on SEC on January 31, 2022).**

10.15
Ground Lease Agreement by and between Li-Cycle North America Hub, Inc. and Ridgeway Properties I, LLC dated August 3, 2021 and Guaranty of Li-Cycle Holdings Corp. guaranteeing the obligations of Li-Cycle North America Hub, Inc. thereunder (incorporated by reference to Exhibit 10.1 to the Company’s Form 6-K filed with the SEC on August 12, 2021).**

10.16
Amendment to Ground Lease Agreement to Ground Lease Agreement dated June 9, 2022 by and between Li-Cycle North America Hub, Inc. and Ridgeway Properties I, LLC (incorporated by reference to Exhibit 4.15 to the Company’s annual report on Form 20-F (File No. 001-40733) filed with the SEC on February 6, 2023).**

10.17
Investor and Registration Rights Agreement among the Company and the parties named therein (incorporated by reference to Exhibit 4.9 to the Company’s shell company report on Form 20-F (File No. 001-40733) filed with the SEC on August 16, 2021).**

10.18
Note Purchase Agreement, dated September 29, 2021, by and between Li-Cycle Holdings Corp. and Spring Creek Capital, LLC (incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form F-1 (File No. 333-259895) filed with the SEC on September 30, 2021).**

10.19
Standstill Agreement, dated September 29, 2021, by and between Li-Cycle Holdings Corp. and Koch Strategic Platforms, LLC and Spring Creek Capital, LLC (incorporated by reference to Exhibit 10.29 to the Company’s Registration Statement on Form F-1 (File No. 333-259895) filed with the SEC on September 30, 2021).**

10.20†
Li-Cycle Corp. Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (File No. 333-261568) filed with the SEC on December 9, 2021).**

10.21†
Li-Cycle Corp. Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 (File No. 333-261568) filed with the SEC on December 9, 2021).**

10.22
Standstill Agreement, dated December 13, 2021, by and between Li-Cycle Holdings Corp., LG Energy Solution, Ltd. and LG Chem, Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Form 6-K (File No. 001-40733) filed with the SEC on December 14, 2021).**

10.23
Amended and Restated Subscription Agreement, dated April 21, 2022, by and between Li-Cycle Holdings Corp. and LG Energy Solution, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Form 6-K (File No.  001-40733) filed with the SEC on April 22, 2022).**

10.24
Amended and Restated Subscription Agreement, dated April 21, 2022, by and between Li-Cycle Holdings Corp. and LG Chem, Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Form 6-K (File No.  001-40733) filed with the SEC on April 22, 2022).**

10.25
Note Purchase Agreement, dated May 5, 2022, by and between Li-Cycle Holdings Corp. and Glencore Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Form 6-K (File No. 001-40733) filed with the SEC on May 5, 2022).**

10.26
Registration Rights Agreement, dated May 31, 2022, by and between Li-Cycle Holdings Corp. and Glencore Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Form 6-K (File No. 001-40733) filed with the SEC on June 1, 2022).**

10.27
Amended and Restated Standstill Agreement, dated May 31, 2022, by and between Li-Cycle Holdings Corp. and Glencore Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Form 6-K (File No. 001-40733) filed with the SEC on June 1, 2022).**

10.28†††
Master Commercial Agreement, dated May 31, 2022, by and between Li-Cycle Holdings Corp. and Glencore Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Form 6-K (File No. 001-40733) filed with the SEC on June 1, 2022).**

10.29	Joinder Agreement – Master Commercial Agreement, dated as of July 1, 2023, by and between Glencore Ltd., Li-Cycle Holdings Corp., Li-Cycle U.S. Inc., Li-Cycle Europe AG and Li-Cycle APAC PTE Ltd.
10.30†††
Amended & Restated Global Feed Sourcing Agreement, dated May 31, 2022, by and between Glencore Ltd. and Li-Cycle Holdings Corp. (incorporated by reference to Exhibit 10.4 to the Company’s Form 6-K (File No.  001-40733) filed with the SEC on June 1, 2022).**

10.31
Joinder Agreement – Amended & Restated Global Feed Sourcing Agreement, dated as of July 1, 2023, by and between Glencore Ltd., Li-Cycle Holdings Corp., Li-Cycle U.S. Inc., Li-Cycle Europe AG and Li-Cycle APAC PTE Ltd.

10.32
Black Mass Sourcing Agreement, dated May 31, 2022, by and among Glencore Ltd., Li-Cycle Holdings Corp., Li-Cycle Americas Inc., Li-Cycle Europe AG and Li-Cycle APAC Pte Ltd. (incorporated by reference to Exhibit 10.5 to the Company’s Form 6-K (File No. 001-40733) filed with the SEC on June 1, 2022).**

10.33†††
Black Mass Offtake Agreement, dated May 31, 2022, by and among Glencore Ltd., Li-Cycle Holdings Corp., Li-Cycle Americas Corp., Li-Cycle Europe AG and Li-Cycle APAC Pte Ltd. (incorporated by reference to Exhibit 10.6 to the Company’s Form 6-K (File No. 001-40733) filed with the SEC on June 1, 2022).**

10.34†††
End Products Off-take Agreement, dated May 31, 2022, by and among Glencore Ltd., Li-Cycle Holdings Corp., Li-Cycle Americas Corp., Li-Cycle Europe AG and Li-Cycle APAC Pte Ltd. (incorporated by reference to Exhibit 10.7 to the Company’s Form 6-K (File No. 001-40733) filed with the SEC on June 1, 2022).**

10.35†††
By-Products Off-take Agreement, dated May 31, 2022, by and among Glencore Ltd., Li-Cycle Holdings Corp., Li-Cycle Americas Corp., Li-Cycle Europe AG and Li-Cycle APAC Pte Ltd. (incorporated by reference to Exhibit 10.8 to the Company’s Form 6-K (File No. 001-40733) filed with the SEC on June 1, 2022).**

10.36
Amendment to By-Products Off-take Agreement, dated October 24, 2022, by and among Glencore Ltd., Li-Cycle Holdings Corp., Li-Cycle Americas Corp., Li-Cycle Europe AG and Li-Cycle APAC Pte Ltd (incorporated by reference to Exhibit 4.34 to the Company’s annual report on Form 20-F (File No. 001-40733) filed with the SEC on February 6, 2023).**

10.37
Sulfuric Acid Supply Agreement, dated May 31, 2022, by and among Glencore Ltd., NorFalco LLC, NorFalco Sales, a division of Glencore Canada Corporation, Li-Cycle Holdings Corp. and Li-Cycle North America Hub, Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Form 6-K (File No. 001-40733) filed with the SEC on June 1, 2022).**

10.38
Assignment and Assumption Agreement dated as of July 1, 2023 by and between Li-Cycle Americas Corp. and Li-Cycle Inc. (as assigning parties) and Li-Cycle U.S. Inc. (as the assuming party), covering (a) Black Mass Sourcing Agreement, (b) Black Mass Off-take Agreement, (c) End Products Off-take Agreement, By-Products off-take Agreement, noted above.

10.39
Sublease Agreement (Warehouse) by and between Pike Conductor DEV 1, LLC (as landlord) and Li-Cycle North America Hub, Inc. (as tenant) dated as of January 12, 2023 and Guaranty of Li-Cycle Holdings Corp. guaranteeing the obligations of Li-Cycle North America Hub, Inc. thereunder (incorporated by reference to Exhibit 4.36 to the Company’s annual report on Form 20-F (File No. 001-40733) filed with the SEC on February 6, 2023).**

10.40	Li-Cycle Rochester Warehouse Sublease Commencement Agreement dated as of July 27, 2023 between Pike Conductor DEV 1, LLC (as landlord) and Li-Cycle North America Hub, Inc. (as tenant).
10.41
Note Purchase Agreement, dated March 11, 2024, by and between Li-Cycle Holdings Corp., Glencore Ltd. and Glencore Canada Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on March 12, 2024). **

10.42††	Form of Pledge and Security Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on March 12, 2024). **
10.43††	Form of Stock Pledge Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on March 12, 2024). **
10.44††	Form of General Security Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on March 12, 2024). **
10.45††	Form of General Pledge Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on March 12, 2024). **
10.46	Form of Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on March 12, 2024). **
10.47	Form of Side Letter (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on March 12, 2024). **
10.48†††
Form of North America Black Mass and Refined Products Allocation Agreement by and among Li-Cycle Holdings Corp. and certain of its affiliates, Traxys North America LLC and Glencore Ltd. (incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on March 12, 2024). **

21.1	List of Subsidiaries of the Company.
23.1	Consent of KPMG LLP.
23.2	Consent of Deloitte LLP.
24.1	Power of Attorney (reference is made to the signature page hereto).
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1#	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350.
32.2#	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350.
97.1	Li-Cycle Holdings Corp. Executive Compensation Clawback Policy
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101).
___________________
**    Previously filed.
†    Indicates management contract or compensatory plan or arrangement.
††    Certain of the exhibits and schedules to these exhibits have been omitted in accordance with Regulation S-K Item 601(a)(5). The registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
†††    Pursuant to Item 601(b)(10)(iv) of Regulation S-K, portions of this exhibit have been omitted because Li-Cycle Corp. customarily and actually treats the omitted portions as private or confidential, and such portions are not material and would likely cause it competitive harm if publicly disclosed. Li-Cycle Holdings Corp. will supplementally provide an unredacted copy of this exhibit to the SEC or its staff upon request.
#    This certification is deemed not filed for purpose of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
All schedules have been omitted because they are not required, are not applicable or the information is otherwise set forth in the financial statements or notes thereto.
ITEM 16. FORM 10-K SUMMARY
[None.]

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

LI-CYCLE HOLDINGS CORP.

		By:	/s/ Ajay Kochhar
Name: Ajay Kochhar
Title: Co-Founder, President & CEO and Executive Director
Date:	March 15, 2024
POWER OF ATTORNEY
Each person whose signature appears below constitutes and appoints Ajay Kochhar, Debbie Simpson and Carl DeLuca, and each of them, as his or her true and lawful attorneys-in-fact, proxies and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with any exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorneys-in-fact, proxies and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, proxies and agents, or their or his or her substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ Ajay Kochhar	Co-Founder, President & CEO and Executive Director (Principal Executive Officer)	March 15, 2024
Ajay Kochhar
/s/ Debbie Simpson	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2024
Debbie Simpson

/s/ Tim Johnston	Co-Founder and Executive Chair and Executive Director	March 15, 2024
Tim Johnston

/s/ Mark Wellings	Non-Executive Director	March 15, 2024
Mark Wellings

/s/ Susan Alban	Non-Executive Director	March 15, 2024
Susan Alban

/s/ Jacqueline A. Dedo	Non-Executive Director	March 15, 2024
Jacqueline A. Dedo

/s/ Diane Pearse	Non-Executive Director	March 15, 2024
Diane Pearse

/s/ Kunal Sinha	Non-Executive Director	March 15, 2024
Kunal Sinha

/s/ Scott Prochazka	Non-Executive Director	March 15, 2024
Scott Prochazka

/s/ Anthony Tse	Non-Executive Director	March 15, 2024
Anthony Tse