Form 10-K/A
period 2023-12-31
Li-Cycle Holdings Corp.
filed 2024-04-29
CIK 1828811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-K/A
(Amendment No.1)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
The aggregate market value of the registrant's common shares held by non-affiliates, based on the closing sale price as reported by the New York Stock Exchange on June 30, 2023, the last business day of the registrant’s most recently completed fiscal quarter, was approximately $780.8 million. Common shares beneficially owned by each executive officer, director and holder of more than 10% of common stock have been excluded in that such persons may be deemed to be affiliates.
As of February 29, 2024, the registrant had 179,047,118 common shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
None.

EXPLANATORY NOTE
Li-Cycle Holdings Corp. (the “Company”) is filing this Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K for the year ended December 31, 2023 (the “Original Form 10-K”) to make the following changes: (1) correct the aggregate market value of the Company’s common shares held by non-affiliates as of the last business day of the Company’s most recently completed second fiscal quarter on the cover page of the Original Form 10-K, (2) update “Item 8. Financial Statements and Supplementary Data” of the Original Form 10-K in order to add unaudited supplementary financial information required by Item 302 of Regulation S-K as a result of the Company’s material retrospective change to its statement of comprehensive income for past periods due to the transition from International Financial Reporting Standards as issued by the International Accounting Standards Board (“IFRS”) to U.S. generally accepted accounting principles (“U.S. GAAP”) in connection with the Company’s transition to being a “U.S. domestic issuer” and (3) correct the numbering of certain management contracts in the exhibit index in “Item 15. Exhibits and Financial Statement Schedules” of the Original Form 10-K.
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), this Amendment No. 1 also includes as exhibits the certifications of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.
This Amendment No. 1 speaks as of March 15, 2024 (the “Original Filing Date”), the filing date of the Original Form 10-K. Except as described above, no changes have been made to the Original Form 10-K, and this Amendment No. 1 does not modify, amend or update the financial or other information contained in the Original Form 10-K. This Amendment No. 1 does not reflect any events that have occurred on or after the Original Filing Date. Among other things, the Company has not revised forward-looking statements made in the Original Form 10-K to reflect events that occurred or facts that became known to the Company after the Original Filing Date. Therefore, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and any other documents that the Company has filed with the Securities and Exchange Commission (the “SEC”) on or after the Original Filing Date.

Part II

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

Supplementary Financial Information
The Company previously qualified as a “foreign private issuer” under applicable U.S. securities laws and on January 1, 2024, became subject to the rules and regulations of the SEC applicable to U.S. domestic issuers, including the requirement to report its financial statements in accordance with U.S. GAAP. As a result, the Company has prepared its annual consolidated financial statements for the years ended December 31, 2023, October 31, 2022 and October 31, 2021 and consolidated financial statements for the two-month period ended December 31, 2022, in accordance with U.S. GAAP.
Selected unaudited quarterly financial data is presented below for each quarter in the year ended December 31, 2023 to reflect the Company’s material retrospective change to its statements of comprehensive income for past periods due to its transition from preparing financial statements in accordance with IFRS to U.S. GAAP in connection with the Company’s transition to being a “U.S. domestic issuer”. All dollar amounts presented below are expressed in millions of US dollars.

	Year ended December 31, 2023
	(Unaudited)
	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Revenue	$3.6	$3.6	$4.7	$6.4
Cost of sales	(19.1)	(20.2)	(20.1)	(22.4)
Loss from operations	(39.1)	(42.8)	(44.0)	(36.7)
Net loss and comprehensive loss	(36.5)	(31.9)	(30.7)	(38.9)

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

3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s annual report on Form 10-K (File No. 001-40733) filed with the SEC on March 15, 2024).**
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

4.2	Description of Securities (incorporated by reference to Exhibit 4.2 to the Company’s annual report on Form 10-K (File No. 001-40733) filed with the SEC on March 15, 2024).**
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
4.12
Amendment No. 1 to the Rights Agreement, dated as of March 11, 2024, by and between Li-Cycle Holdings Corp. and Continental Stock Transfer & Trust Company as rights agent (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on March 12, 2024). **

10.1
Form of Subscription Agreement (Institutional Investor Form) (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form F-4 (File No. 333-254843) filed with the SEC on July 6, 2021).**

10.2
Form of Subscription Agreement (Director Form) (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form F-4 (File No. 333-254843) filed with the SEC on July 6, 2021).**

10.3
Sponsor Letter Agreement, dated as of February 15, 2021, among Peridot Acquisition Corp., Li-Cycle Corp., the Company, Peridot Acquisition Sponsor, LLC and the other individuals party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form F-4 (File No. 333-254843) filed with the SEC on July 6, 2021).**

10.4
Form of Transaction Support Agreement, dated as of February 15, 2021, among Peridot Acquisition Corp. and the Li-Cycle shareholder party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form F-4 (File No. 333-254843) filed with the SEC on July 6, 2021).**

10.5†
Li-Cycle Holdings Corp. 2021 Incentive Award Plan (incorporated by reference to Exhibit 4.5 to the Company’s shell company report on Form 20-F (File No. 001-40733) filed with the SEC on August 16, 2021).**

10.6†
Li-Cycle Holdings Corp. 2021 Incentive Award Plan Sub-Plan for Canadian Participants (incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-8 (File No. 333-261568) filed with the SEC on December 9, 2021).**

10.7†
Form of Li-Cycle Holdings Corp. 2021 Employee Share Purchase Plan (incorporated by reference to Exhibit 4.8 to the Company’s shell company report on Form 20-F (File No. 001-40733) filed with the SEC on August 16, 2021).**

10.8†
Form of Option Grant Notice and Agreement under the Li-Cycle Holdings Corp. 2021 Incentive Award Plan (incorporated by reference to Exhibit 4.9 to the Company’s annual report on Form 20-F (File No. 001-40733) filed with the SEC on February 6, 2023).**

10.9†
Form of RSU Award Grant Notice and Agreement under the Li-Cycle Holdings Corp. 2021 Incentive Award Plan (incorporated by reference to Exhibit 4.10 to the Company’s annual report on Form 20-F (File No. 001-40733) filed with the SEC on February 6, 2023).**

10.10†††
Refined Products — Amended and Restated Marketing, Logistics and Working Capital Agreement, dated December 15, 2021, between Traxys North America LLC and Li-Cycle Americas Corp (incorporated by reference to Exhibit 4.11 to the Company’s annual report on Form 20-F (File No. 001-40733) filed with the SEC on January 31, 2022).**

10.11
Assignment, Assumption & Joinder Agreement – Traxys Refined Products Agreement, dated as of July 1, 2023, by and between Li-Cycle Americas Corp. (as assigning party), Li-Cycle U.S. Inc. (as assuming party) and Li-Cycle North America Hub, Inc. (jointly and severally with assuming party) (incorporated by reference to Exhibit 10.11 to the Company’s annual report on Form 10-K (File No. 001-40733) filed with the SEC on March 15, 2024).**

10.12†††
Black Mass — Amended and Restated Marketing, Logistics and Working Capital Agreement, dated December 15, 2021, between Traxys North America LLC and Li-Cycle Americas Corp. (incorporated by reference to Exhibit 4.12 to the Company’s annual report on Form 20-F (File No. 001-40733) filed with the SEC on January 31, 2022).**

10.13
Assignment and Assumption Agreement – Traxys Black Mass Agreement, dated as of July 1, 2023, by and between Li-Cycle Americas Corp. and Li-Cycle Inc. (as assigning parties) and Li-Cycle U.S. Inc. (as assuming party) (incorporated by reference to Exhibit 10.13 to the Company’s annual report on Form 10-K (File No. 001-40733) filed with the SEC on March 15, 2024).**

10.14
Letter Agreement, dated December 15, 2021, between Traxys North America LLC and Li-Cycle Holdings Corp (incorporated by reference to Exhibit 4.13 to the Company’s annual report on Form 20-F (File No. 001-40733) filed with the on SEC on January 31, 2022).**

10.15
Ground Lease Agreement by and between Li-Cycle North America Hub, Inc. and Ridgeway Properties I, LLC dated August 3, 2021 and Guaranty of Li-Cycle Holdings Corp. guaranteeing the obligations of Li-Cycle North America Hub, Inc. thereunder (incorporated by reference to Exhibit 10.1 to the Company’s Form 6-K filed with the SEC on August 12, 2021).**

10.16
Amendment to Ground Lease Agreement to Ground Lease Agreement dated June 9, 2022 by and between Li-Cycle North America Hub, Inc. and Ridgeway Properties I, LLC (incorporated by reference to Exhibit 4.15 to the Company’s annual report on Form 20-F (File No. 001-40733) filed with the SEC on February 6, 2023).**

10.17
Investor and Registration Rights Agreement among the Company and the parties named therein (incorporated by reference to Exhibit 4.9 to the Company’s shell company report on Form 20-F (File No. 001-40733) filed with the SEC on August 16, 2021).**

10.18
Note Purchase Agreement, dated September 29, 2021, by and between Li-Cycle Holdings Corp. and Spring Creek Capital, LLC (incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form F-1 (File No. 333-259895) filed with the SEC on September 30, 2021).**

10.19
Standstill Agreement, dated September 29, 2021, by and between Li-Cycle Holdings Corp. and Koch Strategic Platforms, LLC and Spring Creek Capital, LLC (incorporated by reference to Exhibit 10.29 to the Company’s Registration Statement on Form F-1 (File No. 333-259895) filed with the SEC on September 30, 2021).**

10.20†
Li-Cycle Corp. Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (File No. 333-261568) filed with the SEC on December 9, 2021).**

10.21†
Li-Cycle Corp. Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 (File No. 333-261568) filed with the SEC on December 9, 2021).**

10.22
Standstill Agreement, dated December 13, 2021, by and between Li-Cycle Holdings Corp., LG Energy Solution, Ltd. and LG Chem, Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Form 6-K (File No. 001-40733) filed with the SEC on December 14, 2021).**

10.23
Amended and Restated Subscription Agreement, dated April 21, 2022, by and between Li-Cycle Holdings Corp. and LG Energy Solution, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Form 6-K (File No.  001-40733) filed with the SEC on April 22, 2022).**

10.24
Amended and Restated Subscription Agreement, dated April 21, 2022, by and between Li-Cycle Holdings Corp. and LG Chem, Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Form 6-K (File No.  001-40733) filed with the SEC on April 22, 2022).**

10.25
Note Purchase Agreement, dated May 5, 2022, by and between Li-Cycle Holdings Corp. and Glencore Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Form 6-K (File No. 001-40733) filed with the SEC on May 5, 2022).**

10.26
Registration Rights Agreement, dated May 31, 2022, by and between Li-Cycle Holdings Corp. and Glencore Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Form 6-K (File No. 001-40733) filed with the SEC on June 1, 2022).**

10.27
Amended and Restated Standstill Agreement, dated May 31, 2022, by and between Li-Cycle Holdings Corp. and Glencore Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Form 6-K (File No. 001-40733) filed with the SEC on June 1, 2022).**

10.28†††
Master Commercial Agreement, dated May 31, 2022, by and between Li-Cycle Holdings Corp. and Glencore Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Form 6-K (File No. 001-40733) filed with the SEC on June 1, 2022).**

10.29
Joinder Agreement – Master Commercial Agreement, dated as of July 1, 2023, by and between Glencore Ltd., Li-Cycle Holdings Corp., Li-Cycle U.S. Inc., Li-Cycle Europe AG and Li-Cycle APAC PTE Ltd (incorporated by reference to Exhibit 10.29 to the Company’s annual report on Form 10-K (File No. 001-40733) filed with the SEC on March 15, 2024).**

10.30†††
Amended & Restated Global Feed Sourcing Agreement, dated May 31, 2022, by and between Glencore Ltd. and Li-Cycle Holdings Corp. (incorporated by reference to Exhibit 10.4 to the Company’s Form 6-K (File No.  001-40733) filed with the SEC on June 1, 2022).**

10.31
Joinder Agreement – Amended & Restated Global Feed Sourcing Agreement, dated as of July 1, 2023, by and between Glencore Ltd., Li-Cycle Holdings Corp., Li-Cycle U.S. Inc., Li-Cycle Europe AG and Li-Cycle APAC PTE Ltd (incorporated by reference to Exhibit 10.31 to the Company’s annual report on Form 10-K (File No. 001-40733) filed with the SEC on March 15, 2024).**

10.32
Black Mass Sourcing Agreement, dated May 31, 2022, by and among Glencore Ltd., Li-Cycle Holdings Corp., Li-Cycle Americas Inc., Li-Cycle Europe AG and Li-Cycle APAC Pte Ltd. (incorporated by reference to Exhibit 10.5 to the Company’s Form 6-K (File No. 001-40733) filed with the SEC on June 1, 2022).**

10.33†††
Black Mass Offtake Agreement, dated May 31, 2022, by and among Glencore Ltd., Li-Cycle Holdings Corp., Li-Cycle Americas Corp., Li-Cycle Europe AG and Li-Cycle APAC Pte Ltd. (incorporated by reference to Exhibit 10.6 to the Company’s Form 6-K (File No. 001-40733) filed with the SEC on June 1, 2022).**

10.34†††
End Products Off-take Agreement, dated May 31, 2022, by and among Glencore Ltd., Li-Cycle Holdings Corp., Li-Cycle Americas Corp., Li-Cycle Europe AG and Li-Cycle APAC Pte Ltd. (incorporated by reference to Exhibit 10.7 to the Company’s Form 6-K (File No. 001-40733) filed with the SEC on June 1, 2022).**

10.35†††
By-Products Off-take Agreement, dated May 31, 2022, by and among Glencore Ltd., Li-Cycle Holdings Corp., Li-Cycle Americas Corp., Li-Cycle Europe AG and Li-Cycle APAC Pte Ltd. (incorporated by reference to Exhibit 10.8 to the Company’s Form 6-K (File No. 001-40733) filed with the SEC on June 1, 2022).**

10.36
Amendment to By-Products Off-take Agreement, dated October 24, 2022, by and among Glencore Ltd., Li-Cycle Holdings Corp., Li-Cycle Americas Corp., Li-Cycle Europe AG and Li-Cycle APAC Pte Ltd (incorporated by reference to Exhibit 4.34 to the Company’s annual report on Form 20-F (File No. 001-40733) filed with the SEC on February 6, 2023).**

10.37
Sulfuric Acid Supply Agreement, dated May 31, 2022, by and among Glencore Ltd., NorFalco LLC, NorFalco Sales, a division of Glencore Canada Corporation, Li-Cycle Holdings Corp. and Li-Cycle North America Hub, Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Form 6-K (File No. 001-40733) filed with the SEC on June 1, 2022).**

10.38
Assignment and Assumption Agreement dated as of July 1, 2023 by and between Li-Cycle Americas Corp. and Li-Cycle Inc. (as assigning parties) and Li-Cycle U.S. Inc. (as the assuming party), covering (a) Black Mass Sourcing Agreement, (b) Black Mass Off-take Agreement, (c) End Products Off-take Agreement, By-Products off-take Agreement (incorporated by reference to Exhibit 10.38 to the Company’s annual report on Form 10-K (File No. 001-40733) filed with the SEC on March 15, 2024).**

10.39
Sublease Agreement (Warehouse) by and between Pike Conductor DEV 1, LLC (as landlord) and Li-Cycle North America Hub, Inc. (as tenant) dated as of January 12, 2023 and Guaranty of Li-Cycle Holdings Corp. guaranteeing the obligations of Li-Cycle North America Hub, Inc. thereunder (incorporated by reference to Exhibit 4.36 to the Company’s annual report on Form 20-F (File No. 001-40733) filed with the SEC on February 6, 2023).**

10.40
Li-Cycle Rochester Warehouse Sublease Commencement Agreement dated as of July 27, 2023 between Pike Conductor DEV 1, LLC (as landlord) and Li-Cycle North America Hub, Inc. (as tenant) (incorporated by reference to Exhibit 10.40 to the Company’s annual report on Form 10-K (File No. 001-40733) filed with the SEC on March 15, 2024).**

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
10.48†††
Form of North America Black Mass and Refined Products Allocation Agreement by and among Li-Cycle Holdings Corp. and certain of its affiliates, Traxys North America LLC and Glencore Ltd. (incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on March 12, 2024). **

10.49†, †††
Executive Employment Agreement, dated as of March 1, 2022, by and between Li-Cycle Corp. and Tim Johnston (incorporated by reference to Exhibit 5.1 to the Company’s annual report on Form 10-K (File No. 001-40733) filed with the SEC on March 15, 2024).**

10.50†, †††
Executive Employment Agreement, dated as of March 1, 2022, by and between Li-Cycle Corp. and Ajay Kochhar (incorporated by reference to Exhibit 5.2 to the Company’s annual report on Form 10-K (File No. 001-40733) filed with the SEC on March 15, 2024).**

10.51†, †††
Executive Employment Agreement, dated as of December 6, 2021, by and between Li-Cycle Corp. and Debbie Simpson (incorporated by reference to Exhibit 5.3 to the Company’s annual report on Form 10-K (File No. 001-40733) filed with the SEC on March 15, 2024).**

10.52†, †††	Executive Employment Agreement, dated as of March 1, 2022, by and between Li-Cycle Corp. and Carl DeLuca
10.53†, †††
Executive Employment Agreement, dated as of March 31, 2023, by and between Li-Cycle Europe AG and Richard Storrie (incorporated by reference to Exhibit 5.5 to the Company’s annual report on Form 10-K (File No. 001-40733) filed with the SEC on March 15, 2024).**

10.54†, †††
Executive Employment Agreement, dated November 18, 2022, by and between Li-Cycle Corp. and Christine Barwell (incorporated by reference to Exhibit 5.6 to the Company’s annual report on Form 10-K (File No. 001-40733) filed with the SEC on March 15, 2024).**

10.55†, †††
Executive Employment Agreement, dated January 19, 2023, by and between Li-Cycle APAC Pte. Ltd. and Dawei Li (incorporated by reference to Exhibit 5.7 to the Company’s annual report on Form 10-K (File No. 001-40733) filed with the SEC on March 15, 2024).**

10.56†, †††
Executive Employment Agreement, dated March 1, 2022, by and between Li-Cycle Corp. and Chris Biederman (incorporated by reference to Exhibit 5.8 to the Company’s annual report on Form 10-K (File No. 001-40733) filed with the SEC on March 15, 2024).**

10.57
Form of Li-Cycle Director and Officer Indemnification Agreement. (incorporated by reference to Exhibit 5.9 to the Company’s annual report on Form 10-K (File No. 001-40733) filed with the SEC on March 15, 2024).**

21.1	List of Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s annual report on Form 10-K (File No. 001-40733) filed with the SEC on March 15, 2024).**
23.1	Consent of KPMG LLP.
23.2	Consent of Deloitte LLP.
24.1	Power of Attorney (incorporated by reference to Exhibit 24.1 to the Company’s annual report on Form 10-K (File No. 001-40733) filed with the SEC on March 15, 2024).**
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1#	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350.
32.2#	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350.
97.1
Li-Cycle Holdings Corp. Executive Compensation Clawback Policy (incorporated by reference to Exhibit
97.1 to the Company’s annual report on Form 10-K (File No. 001-40733) filed with the SEC on March 15,
2024).**

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

LI-CYCLE HOLDINGS CORP.

		By:	/s/ Ajay Kochhar
Name: Ajay Kochhar
Title: Co-Founder, President & CEO and Executive Director
Date:	April 29, 2024