Form 10-Q
period 2024-03-31
Li-Cycle Holdings Corp.
filed 2024-05-10
CIK 1828811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	001-40733
___________________________
Li-Cycle Holdings Corp.
(Exact Name of Registrant as Specified in Its Charter)
___________________________

Province of Ontario, Canada	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

207 Queens Quay West, Suite 590, Toronto, ON, M5J 1A7, Canada

(Address of principal executive offices, including zip code)

(877) 542-9253 Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(S)	Name of each exchange on which registered
Common shares, without par value	LICY	New York Stock Exchange
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of March 31, 2024, the registrant had 179,082,557 common shares outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q may be considered “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the U.S. Securities Act of 1933, as amended, Section 21 of the U.S. Securities Exchange Act of 1934, as amended, and applicable Canadian securities laws.
Forward-looking statements may generally be identified by the use of words such as “believe”, “may”, “will”, “continue”, “anticipate”, “intend”, “expect”, “should”, “would”, “could”, “plan”, “potential”, “future”, “target” or other similar expressions that predict or indicate future events or trends or that are not statements of historical matters, although not all forward-looking statements contain such identifying words. Forward-looking statements in this Quarterly Report on Form 10‑Q include but are not limited to statements about: the expectation that Li-Cycle will recover critical battery-grade materials to create a domestic closed-loop battery supply chain for a clean energy future; the expectation that the steps taken under the Cash Preservation Plan will result in cash savings; Li-Cycle’s expectations regarding cash outflows; Li-Cycle’s expectations regarding the DOE Loan; Li-Cycle’s expectations that it will require significant funding before restarting the Rochester Hub project or that it will be able to restart the Rochester Hub project; Li-Cycle’s expectations that it will be stopping or slowing operations at its remaining operating Spokes and re-evaluating its strategy for bringing on additional Spoke and Hub capacity in the near-term; Li-Cycle’s expectation to recognize revenue from the sale of critical battery materials; Li-Cycle’s expectation regarding other capital expenditures; Li-Cycle’s expectation that it will need to secure an alternative short or long-term financing in the near term or else it will not have sufficient cash and cash equivalents on hand or other resources to support current operations for the twelve months following the filing of this Quarterly Report; and expectations related to potential financing and other strategic alternatives. These statements are based on various assumptions, whether or not identified in this Quarterly Report on Form 10-Q, made by Li-Cycle’s management, including but not limited to assumptions regarding the timing, scope and cost of Li-Cycle’s projects, including paused projects; the processing capacity and production of Li-Cycle’s facilities; Li-Cycle’s expectations regarding workforce reductions; Li-Cycle’s ability to source feedstock and manage supply chain risk; Li-Cycle’s ability to increase recycling capacity and efficiency; Li-Cycle’s ability to obtain financing on acceptable terms or execute any strategic transactions; Li-Cycle’s ability to retain and hire key personnel and maintain relationships with customers, suppliers and other business partners; the success of the Cash Preservation Plan, the outcome of the review of the go-forward strategy of the Rochester Hub, Li-Cycle’s ability to attract new suppliers or expand its supply pipeline from existing suppliers; general economic conditions; currency exchange and interest rates; compensation costs; and inflation. There can be no assurance that such assumptions will prove to be correct and, as a result, actual results or events may differ materially from expectations expressed in or implied by the forward-looking statements.
Forward-looking statements involve inherent risks and uncertainties, most of which are difficult to predict and many of which are beyond the control of Li-Cycle, and which may cause actual results to differ materially from the forward-looking information. The risk factors and cautionary language discussed in this Quarterly Report on Form 10-Q provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described by us in such forward-looking statements, including among other things:
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
•Li-Cycle’s history of losses and expected significant expenses for the foreseeable future as well as additional funds required to meet Li-Cycle’s liquidity needs and capital requirements in the future not being available to Li-Cycle on acceptable terms or at all when it needs them;
•risk and uncertainties related to Li-Cycle’s ability to continue as a going concern;

•uncertainty related to the success of Li-Cycle’s Cash Preservation Plan and related past and any further workforce reductions;
•Li-Cycle’s inability to attract, train and retain top talent who possess specialized knowledge and technical skills;
•Li-Cycle’s failure to oversee and supervise strategic review of all or any of Li-Cycle’s operations and capital project and obtain financing and other strategic alternatives;
•Li-Cycle’s ability to service its debt and the restrictive nature of the terms of its debt;
•Li-Cycle’s potential engagement in strategic transactions, including acquisitions, that could disrupt its business, cause dilution to its shareholders, reduce its financial resources, result in incurrence of debt, or prove not to be successful;
•one or more of Li-Cycle’s current or future facilities becoming inoperative, capacity constrained or disrupted, or lacking sufficient feed streams to remain in operation;
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
•Li-Cycle’s failure to materially increase recycling capacity and efficiency;
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
These and other risks and uncertainties related to Li-Cycle’s business and the assumptions on which the forward-looking information is based are described in greater detail in the sections titled “Part II—Item 1A. Risk Factors”, “Part I—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Li-Cycle’s Performance” and elsewhere in this Quarterly Report on Form 10-Q. Because of these risks, uncertainties and assumptions, readers should not place undue reliance on these forward-looking statements. Actual results could differ materially from those contained in any forward-looking statements. Li-Cycle assumes no obligation to update or revise any forward-looking statements, except as required by applicable laws. These forward-looking statements should not be relied upon as representing Li-Cycle’s assessments as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

FREQUENTLY USED TERMS
As used in this Quarterly Report on Form 10-1Q, unless the context otherwise requires or indicates otherwise, references to “we,” “us,” “our,” “Li-Cycle” or the “Company” refer to Li-Cycle Holdings Corp., an Ontario corporation, and its consolidated subsidiaries.
In this document:
“A&R Glencore Convertible Notes” means the Glencore Unsecured Convertible Notes, as amended and restated on March 25, 2024 in connection with the closing of the issuance of the Glencore Senior Secured Convertible Note.
“Alabama Spoke” means Li-Cycle’s Spoke near Tuscaloosa, Alabama, which commenced operations on October 13, 2022.
“Amalgamation” means the amalgamation of Peridot Ontario and NewCo in accordance with the terms of the Arrangement.
“ancillary processing capacity” means, in relation to Li-Cycle’s Spokes, the capacity to process LIB through dry shredding, powder processing and baling.
“Annual Report on Form 10-K” means the Company's Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 15, 2024, as amended by the Form 10-K/A filed with the SEC on April 29, 2024.
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
“Consolidated Financial Statements” means the unaudited condensed consolidated interim financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
“Glencore Convertible Notes” means the A&R Glencore Convertible Notes and Glencore Senior Secured Convertible Note together with any PIK Notes issued in satisfaction of interest due and payable thereon.
“Glencore Note Purchase Agreement” means the note purchase agreement, dated as of May 5, 2022, between the Company and Glencore Ltd.
“Glencore Senior Secured Convertible Note” means the senior secured convertible note in an aggregate principal amount of $75.0 million issued to an affiliate of Glencore plc on March 25, 2024 pursuant to the Glencore Senior Secured Convertible Note Purchase Agreement, as such note may be amended from time to time.
“Glencore Senior Secured Convertible Note Purchase Agreement” means the agreement dated March 11, 2024 and amended and restated on March 25, 2024, by and between the Company, an affiliate of Glencore plc and the other parties named therein for the issuance of the Glencore Senior Secured Convertible Note.
“Glencore Unsecured Convertible Note” means the unsecured convertible note in the principal amount of $200.0 million due May 31, 2027 issued to Glencore Ltd. pursuant to the Glencore Note Purchase Agreement on May 31, 2022, as such note may be amended from time to time.
“Glencore Unsecured Convertible Notes” means the Glencore Unsecured Convertible Note together with any PIK Notes issued in satisfaction of interest due and payable thereon.
“Glencore Warrants” means warrants to be issued by Li-Cycle to the holder of a Glencore Convertible Note in connection with an optional redemption of such Glencore Convertible Note that entitle the holder to acquire, until the maturity date of such Glencore Convertible Note, a number of common shares equal to the principal amount of the Glencore Convertible Note being redeemed divided by the then applicable conversion price.
“Hub” means a centralized facility for large-scale production of specialty materials that achieves economies of scale in recycling.
“IP” means intellectual property.
“KSP Convertible Note” means the unsecured convertible note in the principal amount of $100.0 million due September 29, 2026 originally issued to Spring Creek Capital, LLC (an affiliate of Koch Strategic Platforms, LLC, being a company within the Koch Investments Group) pursuant to the KSP Note Purchase Agreement on September 29, 2021 and subsequently assigned on May 1, 2022, to one of its affiliates, Wood River Capital, LLC, and amended on May 5, 2022, February 13, 2023 and March 25, 2024, as such note may be further amended from time to time.
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
“LME” means the London Metal Exchange.
“Long-Term Incentive Plan” means the Company’s 2021 Incentive Award Plan.
“main line processing capacity” means, in relation to Li-Cycle’s Spokes, the capacity to process LIB using Li-Cycle’s patented submerged shredding process or “wet shredding” designed specifically for battery materials that contain electrolyte and have risk of thermal runaway.
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
“PIK Notes” means the additional unsecured convertible notes that may be issued by Li-Cycle from time to time in satisfaction of the interest due and payable on the KSP Convertible Notes, the A&R Glencore Convertible Notes or the Glencore Senior Secured Convertible Note, as the case may be, as such notes may be amended from time to time.
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
“SEC” means the U.S. Securities and Exchange Commission.

“Securities Act” means the U.S. Securities Act of 1933, as amended.
“SOFR” means the Secured Overnight Financing Rate.
“Special Committee” means the Special Committee comprised of independent directors that was established in connection with the comprehensive review of the go-forward strategy of the Rochester Hub project. See “Part I—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Liquidity Developments.”
“Spoke” means a decentralized facility that mechanically processes batteries close to sources of supply and handles the preliminary processing of end-of-life batteries and battery manufacturing scrap.
“Sponsor” means Peridot Acquisition Sponsor, LLC, a Delaware limited liability company.
“Traxys” means Traxys North America LLC.
References to “dollar,” “USD,” “US$” and “$” are to U.S. dollars and references to “CA$” and “Cdn. $” are to Canadian dollars.
This Quarterly Report on Form 10-Q includes certain trademarks, service marks and trade names that we own or otherwise have the right to use, such as “Li-Cycle” and “Spoke & Hub Technologies” which are protected under applicable intellectual property laws and are our property. We have, or are in the process of obtaining, the exclusive right to use such trademarks, service marks and trade names in the countries in which we operate or may operate in the future. This Quarterly Report on Form 10-Q also contains additional trademarks, tradenames, and service marks belonging to other parties, which are the property of their respective owners. Solely for convenience, our trademarks, service marks and trade names referred to in this Quarterly Report on Form 10-Q may appear without the ® or ™ symbol, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights to these trademarks, service marks and trade names. We do not intend our use or display of other parties’ trademarks, tradenames, or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Index to Unaudited Condensed Consolidated Interim Financial Statements

Unaudited condensed consolidated interim statements of operations and comprehensive loss
Unaudited condensed consolidated interim balance sheets
Unaudited condensed consolidated interim statements of equity
Unaudited condensed consolidated interim statements of cash flows
Notes to the unaudited condensed consolidated interim financial statements

Li-Cycle Holdings Corp.
Unaudited condensed consolidated interim statements of operations and comprehensive loss
All dollar amounts presented are expressed in millions of US dollars except share and per share amounts

	For the three months ended March 31, 2024	For the three months ended March 31, 2023

Revenue
Product revenue	$1.9	$3.1
Recycling service revenue	2.3	0.5
Total revenue	4.2	3.6

Cost of sales
Cost of sales - Product revenue	(15.9)	(19.1)
Cost of sales - Recycling service revenue	(0.9)	—
Total cost of sales	(16.8)	(19.1)
Selling, general and administrative expense	(31.7)	(22.7)
Research and development	0.1	(0.9)
Loss from operations	$(44.2)	$(39.1)

Other income (expense)

Interest income	0.6	5.0
Interest expense	(11.5)	(1.1)
Foreign exchange gain (loss)	1.1	(0.5)
Fair value loss on financial instruments	(23.8)	(0.7)
Debt extinguishment loss (Note 14)	(58.9)	—

	$(92.5)	$2.7

Net loss before taxes	$(136.7)	$(36.4)
Income tax	—	(0.1)
Net loss and comprehensive loss	$(136.7)	$(36.5)

Loss per common share - basic and diluted	$(0.76)	$(0.21)
The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements.

Unaudited condensed consolidated interim balance sheets
All dollar amounts presented are expressed in millions of US dollars except share and per share amounts
	March 31,	December 31,
	2024	2023

Assets
Current assets
Cash and cash equivalents	$109.1	$70.6
Restricted cash	9.6	9.7
Accounts receivable, net	2.9	1.0
Other receivables	1.6	1.9
Prepayments, deposits and other current assets	55.3	56.2
Inventories, net	8.5	9.6
Total current assets	187.0	149.0

Non-current assets
Property, plant and equipment, net	665.0	668.8
Operating lease right-of-use assets	70.5	56.4
Finance lease right-of-use assets	2.2	2.2
Other assets	7.6	9.6
	745.3	737.0
Total assets	$932.3	$886.0

Liabilities
Current liabilities
Accounts payable	$118.6	$134.5
Accrued liabilities	31.8	17.6
Deferred revenue	2.4	0.2
Operating lease liabilities	8.5	4.4
Total current liabilities	161.3	156.7

Non-current liabilities
Accounts payable	6.6	—
Deferred revenue	5.2	5.3
Operating lease liabilities	65.3	56.2
Finance lease liabilities	2.2	2.3
Convertible debt	447.7	288.1
Asset retirement obligations	1.0	1.0
	528.0	352.9
Total liabilities	$689.3	$509.6
Commitments and Contingencies (Note 17)

Equity
Common stock and additional paid-in capital Authorized unlimited shares, Issued and outstanding - 179.1 million shares at March 31, 2024 (178.2 million shares at December 31, 2023)	651.6	648.3
Additional paid-in capital
Accumulated deficit	(408.3)	(271.6)
Accumulated other comprehensive loss	(0.3)	(0.3)
Total equity	243.0	376.4
Total liabilities and equity	$932.3	$886.0
The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements.

Li-Cycle Holdings Corp.
Unaudited condensed consolidated interim statements of equity
All dollar amounts presented are expressed in millions of US dollars except share and per share amounts

	Number of common shares	Common stock and additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Equity attributable to the shareholders of Li-Cycle Holdings Corp.	Non-controlling interest	Total
Balance, December 31, 2022	176.1	635.3	(133.6)	(0.3)	501.4	0.2	501.6
Settlement of RSUs	0.4	—	—	—	—	—	—
Stock-based compensation - RSUs	—	2.7	—	—	2.7	—	2.7
Stock-based compensation - options	—	0.7	—	—	0.7	—	0.7
Net loss and comprehensive loss	—	—	(36.5)	—	(36.5)	—	(36.5)
Balance, March 31, 2023	176.5	638.7	(170.1)	(0.3)	468.3	0.2	468.5

Balance, December 31, 2023	178.2	648.3	(271.6)	(0.3)	376.4	—	376.4
Settlement of RSUs	0.9	—	—	—	—	—	—
Stock-based compensation - RSUs	—	2.7	—	—	2.7	—	2.7
Stock-based compensation - options	—	0.6	—	—	0.6	—	0.6
Net loss and comprehensive loss	—	—	(136.7)	—	(136.7)	—	(136.7)
Balance, March 31, 2024	179.1	$651.6	$(408.3)	$(0.3)	$243.0	$—	$243.0
The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements.

Li-Cycle Holdings Corp.
Unaudited condensed consolidated interim statements of cash flows
All dollar amounts presented are expressed in millions of US dollars except share and per share amounts

	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Operating activities
Net loss for the period	$(136.7)	$(36.5)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	3.2	3.2
Depreciation and amortization	4.2	1.9
Foreign exchange (gain) loss on translation	(1.3)	0.2
Fair value loss on financial instruments	23.8	0.7
Bad debt expense	—	1.0
Inventory write downs to net realizable value	1.8	2.1
Loss on write off of fixed assets	0.1	—
Interest and accretion on convertible debt	11.5	1.1
Debt extinguishment loss (Note 14)	58.9	—
Non-cash lease expense	(1.1)	(0.1)
	(35.6)	(26.4)
Changes in working capital items:
Accounts receivable	(1.9)	(0.4)
Other receivables	0.3	4.4
Prepayments and deposits	2.1	(3.3)
Inventories	(0.4)	0.5
Deferred revenue	2.1	—
Accounts payable and accrued liabilities	4.3	2.8
Net cash used in operating activities	$(29.1)	$(22.4)

Investing activities
Purchases of property, plant, equipment, and other assets	(6.2)	(86.3)
Net cash used in investing activities	$(6.2)	$(86.3)

Financing activities
Proceeds from convertible debt	75.0	—
Payments of transaction costs	(1.3)	—
Net cash provided by financing activities	$73.7	$—

Net change in cash, cash equivalents and restricted cash	38.4	(108.7)
Cash, cash equivalents and restricted cash, beginning of period	80.3	517.9
Cash, cash equivalents and restricted cash, end of period	$118.7	$409.2

Supplemental non-cash investing activities:
Purchases of property and equipment included in liabilities	$16.7	$25.4
Decreases of property and equipment and liabilities for credits from suppliers	$24.4	$—
Supplemental information:
Interest paid	$—	$(0.1)
The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements.

Li-Cycle Holdings Corp.
Notes to the unaudited condensed consolidated interim financial statements

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
ii. Going concern
The going concern basis of accounting assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business.
The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited condensed consolidated interim financial statements are issued. Based on its recurring losses from operations since inception, which included losses from operations of $44.2 million for the quarter ended March 31, 2024 ($39.1 million for the quarter ended March 31, 2023), net cash used in operating activities of $29.1 million during the three months ended March 31, 2024 ($22.4 million for the quarter ended March 31, 2023), and the pause on construction of the Rochester Hub project (as described below), the Company has concluded that there is substantial doubt about its ability to continue as a going concern for a period of one year from the date that these unaudited condensed consolidated interim financial statements were issued.
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
On March 11, 2024, the Company entered into an agreement (the “Glencore Senior Secured Convertible Note Purchase Agreement”) to issue a senior secured convertible note in an aggregate principal amount of $75.0 million to an affiliate of Glencore plc (the “ Glencore Senior Secured Convertible Note”). This transaction closed on March 25, 2024. In addition to the Glencore Senior Secured Convertible Note investment, the Company is actively exploring external financing options but there can be no assurance that the Company will be able to secure additional funding, under reasonable commercial terms or at all. Furthermore, any additional financing, including the Glencore Senior Secured Convertible Note investment, may be insufficient to provide sufficient liquidity for ongoing operations, to fund the Company's future growth or capital projects, including the Rochester Hub, or otherwise satisfy any of the Company's funding needs and obligations, and additional financing may have restrictive covenants that significantly limit the Company's operating and financial flexibility or its ability to obtain future financing.
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

Li-Cycle Holdings Corp.
Notes to the unaudited condensed consolidated financial statements

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
•On November 1, 2023, the Company initiated the implementation of a cash preservation plan (the “Cash Preservation Plan”) including reducing staffing in its corporate support functions, pausing production at its Ontario Spoke and implementing a plan to manage lower levels of BM&E production and otherwise slow down operations at its remaining operating Spoke locations. On March 25, 2024, the Board approved plans to reduce approximately 17% of the Company's workforce, primarily at the corporate level, as part of the Company’s ongoing efforts to right size and right shape its organization as part of the Cash Preservation Plan. The Cash Preservation Plan also involves reviewing existing plans for bringing on additional Spoke capacity and taking other steps to preserve the Company’s available cash while pursuing funding alternatives for the Company and continuing to review the go-forward strategy for the Rochester Hub project.
•In addition, the Company is also pursuing additional funding alternatives, including working closely with the United States Department of Energy (“DOE”) towards obtaining financing for the Rochester Hub. As noted above, there can be no assurance that the Company will be able to secure additional funding, under reasonable commercial terms or at all.
These factors represent material uncertainties that cast substantial doubt as to the Company’s ability to continue as a going concern. These unaudited consolidated interim financial statements do not reflect adjustments that would be necessary if the going concern assumption were not appropriate. If the going concern basis was not appropriate for these unaudited condensed consolidated interim financial statements, adjustments may be necessary to the carrying value of assets and liabilities or reported expenses, and these adjustments could be material.
2.    Summary of significant accounting policies
Basis of presentation
The accompanying unaudited condensed consolidated interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission (the “SEC”) and are presented in U.S. Dollars.
Unaudited Condensed Consolidated Interim Financial Statements
These unaudited condensed consolidated interim financial statements of the Company, including the condensed consolidated interim balance sheet as of March 31, 2024, the unaudited condensed consolidated interim statements of operations and comprehensive loss, condensed consolidated interim statement of equity and condensed consolidated interim statement of cash flows for the three months ended March 31, 2024 and 2023, as well as other information disclosed in the accompanying notes, are unaudited. The consolidated balance sheet as of December 31, 2023 was derived from the audited consolidated financial statements as of that date contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 15, 2024, as amended by the Form 10-K/A filed with the SEC on April 29, 2024 ("Annual Report on Form 10-K"). These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes in the Company's Annual Report on Form 10-K.
The Company's significant accounting policies are disclosed in our Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of its financial position as of March 31, 2024, and the results of operations for the three months ended March 31, 2024, and

Li-Cycle Holdings Corp.
Notes to the unaudited condensed consolidated financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts
2023, and cash flows for the three months ended March 31, 2024, and 2023, have been included. The unaudited condensed consolidated interim statements of operations and comprehensive loss for any interim period are not necessarily indicative of the results to be expected for the full year or for any other future years or interim periods.
Basis of consolidation
The Company consolidates all entities that it controls through a majority voting interest and all variable interest entities (“VIE”) for which it is the primary beneficiary. As at March 31, 2024, and comparative reporting periods, the Company does not hold any interest in companies that qualify as VIE. The Company has controlling financial interest in various voting interest entities (“VOE”) through its ownership of majority voting interests in the entities.
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
Non-controlling interest is subsequently measured through the unaudited condensed consolidated interim statements of operations and comprehensive loss and will be attributed based on ownership interest and distributions/dividends to the non-controlling interest.
Reclassification
The Company reclassified certain amounts in the condensed consolidated interim financial statements to conform to the current period's presentation.
Use of estimates
The preparation of condensed consolidated interim financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions, which are evaluated on an ongoing basis, that affect the amounts reported in the Company's condensed consolidated interim financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable at the time under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and disclosure, if any, of contingent assets and liabilities and reported amounts of revenues and expenses. Actual results could differ from those estimates and judgments.
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

Li-Cycle Holdings Corp.
Notes to the unaudited condensed consolidated financial statements

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
As of the quarter ended March 31, 2024, the Company had two separate asset groups: its integrated Spoke and future Hub network in North America, and the EMEA Spoke network.
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
Management determined that the pause on the construction work on its Rochester Hub project pending completion of a comprehensive strategic review continues to be an indicator for potential impairment requiring it to perform a recoverability assessment. These actions represent a trigger requiring management to perform a recoverability test in line with Step 1 of the impairment assessment which compares the expected net undiscounted cash flows to be derived from the asset group for the remaining useful life of the asset group’s primary asset compared to its carrying value. For the quarter ended March 31, 2024, the Company has not experienced impairment losses on its long-lived assets on the basis that the net undiscounted cash flows for the asset groups exceed their carrying values.
The determination of the future net undiscounted cash flows used in the recoverability test required significant judgment and estimate. The areas with the highest degree of judgment related to the North America asset group and included:
• The determination of the primary asset of the North America asset group being the combination of the ROU asset arising from the ground lease related to the Rochester Hub and the Rochester Hub buildings, due to the fact that they have the longest remaining useful life, the location of the land together with the buildings that are fundamental to the overall future operations of the Rochester Hub site and that the remainder of the equipment for this asset group would have not otherwise been acquired if not for this location and buildings.
• The life of the net undiscounted cash flow model was determined to be approximately 40 years, to address estimation uncertainty relative to the remaining useful life of 49 years for the primary asset and aligning with the renewal options for the ground lease related to the Rochester Hub. The Company considered that it is reasonably certain that it will exercise each renewal option beyond the initial term, up to the maximum of 49 years inclusive of the initial non-cancellable period. To maintain the assets in good working order to generate cash flows over the projected term, sustaining capital expenditures were included based on widely accepted industry guidance from engineering, procurement, construction management firms and institutions such as the Chemical Engineering Plant Cost Index. The total cash flows were reviewed over the 40 years relative to the asset carrying value and it was noted that the carrying value of the asset group could be supported by the cash flows stemming from approximately the first 16 years of the model.
• Significant cash inflows:
• Financing to complete the construction of the Rochester Hub is assumed to be available to Li-Cycle. The Company is pursuing funding alternatives in the form of bridge financing, project financing, and additional long-term funding alternatives. Two separate models were considered in order to reflect the impact of potential financing in a binary situation. The model which assumed no funding included significantly lower undiscounted net cash flows, which do not exceed the carrying amount of the North America asset group. If over time Li-Cycle does not obtain financing, there could be an impairment. The model which assumed no funding received a remote weighting when determining the amount of undiscounted net cash flows, but nevertheless, was considered for completeness purposes. When sensitized to consider an equal weighting to the receipt of funding and lack thereof, the undiscounted net cash flows were still higher than the carrying value of the North America asset group.

Li-Cycle Holdings Corp.
Notes to the unaudited condensed consolidated financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts
• Revenues are driven by the sale of end products from the Rochester Hub in an MHP only scenario and do not include the construction costs of the process areas required to produce nickel sulphate and cobalt sulphate. The key end product outputs are lithium carbonate and a mixed hydroxide product containing nickel, cobalt, and manganese. End product revenues can be further broken into price and volume.
• The Company was required to estimate the commodity prices of the constituent metals of lithium-ion battery materials over the 40-year period included in the recoverability test. The Company benchmarked the commodity prices based on external industry publications. The most significant metal contributing to the value of net undiscounted cash flows is lithium. Additionally, the Company was required to estimate the percentage of metal payables that the Company would receive on MHP products being sold (“MHP payables”), which was benchmarked to historical actual and forecasts from offtake partners. The Company further sensitized for the price of commodities (including nickel, cobalt, and lithium) increasing or decreasing by 15% of the forecasted prices for the life of the model. Separately, the Company sensitized MHP payables increasing or decreasing by 10% for the life of the model. Under either sensitized assumption the undiscounted net cash flows were still higher than the carrying value of the North America asset group.
• End product volumes are based on the capacities of the Spoke network and Rochester Hub and further impacted by the Company’s metal recoveries through the Spoke & Hub processes. When sensitized for the Hub recoveries increasing or decreasing by 5% the undiscounted net cash flows were still higher than the carrying value of the North America asset group.
• Significant cash outflows:
• Rochester Hub forecasted commissioning and operating costs which are primarily driven by the cost of reagents, labor, and utilities were developed through an internal engineering and technical report based on the Association for the Advancement of Cost Engineering to a Class 2 standard. When sensitized such that operating costs were to increase or decrease by 10% the undiscounted net cash flows were still higher than the carrying value of the North America asset group.
• The prices that Li-Cycle pays for battery feedstock for the Spoke network are generally tied to commodity prices for the metals contained in those battery feedstocks or products, notably nickel, cobalt. The Company estimated forecasted commodity prices as discussed above. When sensitized for the price of commodities (including nickel, cobalt, and lithium) increasing or decreasing by 15% of the forecasted prices, the undiscounted net cash flows were still higher than the carrying value of the North America asset group.
• Construction costs to complete the Rochester Hub were developed based on the technical report for an MHP process. While these construction costs are not significant to the overall model, as proven through the sensitivity exercise whereby an increase or decrease of 5% in either direction does not impact the overall conclusion that the undiscounted net cash flows are higher than the carrying value of the North America asset group, they are significant in determining the funding gap which is assumed to be secured as discussed above.
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
Restricted cash
As of March 31, 2024, the Company had $9.6 million in restricted cash of which $2.9 million is held as security for waste disposal obligations related to the Germany Spoke operations, and $5.5 million is a bank guarantee against a reservation fee for future battery waste recycling services. Additionally, the Company has funds held as cash collateral with its bank as security for credit cards and a performance bond. As the use of these funds is contractually restricted, and the Company does not have the ability to use these funds for general operating purposes, they are classified as restricted cash in the consolidated balance sheets.

Li-Cycle Holdings Corp.
Notes to the unaudited condensed consolidated financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts
Recently issued accounting standards
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures (Topic 280). The amendments “improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses.” In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable “investors to better understand an entity’s overall performance” and assess “potential future cash flows.” The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is planning to adopt ASU 2023-07 for the fiscal year beginning January 1, 2024 on a fully retrospective basis and is currently evaluating the impact of the adoption on its financial statements.
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
3.    Revenue – product sales and recycling services

	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Product revenue recognized in the period	$2.3	$7.2
Fair value pricing adjustments	(0.4)	(4.1)
Product revenue	$1.9	$3.1
Recycling service revenue recognized in the period	2.3	0.5
Revenue	$4.2	$3.6
The Company's principal lines of business are the sale of products (including Black Mass & Equivalents and shredded metal) and lithium-ion battery recycling services which together account for 100% of sales. The principal markets for the Company's products and recycling services are the United States, Canada and Asia.
Product revenue, and the related trade accounts receivables, are measured at initial recognition using provisional prices for the constituent metals on initial recognition and any unsettled sales are remeasured at the end of each reporting period using the market prices of the constituent metals. Changes in fair value are recognized as an adjustment to product revenue, and the related accounts receivable, and can result in gains and losses when the applicable metal prices increase or decrease from the date of initial recognition.
4.    Accounts receivable, net
The Company recognizes current estimated credit losses (“CECL”) for trade receivables not subject to provisional pricing. The CECL for accounts receivable are estimated based on days past due consisting of customers with similar risk characteristics that operate under similar economic environments. The Company determines the CECL based on an evaluation of certain criteria and evidence of collection uncertainty including client industry profile. When specific customers are identified as no longer sharing the same risk profile as their current pool, they are removed from the pool and evaluated separately.
The allowance for credit losses as at March 31, 2024 was $nil (December 31, 2023 : $nil) and no expected credit loss provisions were recognized for the three months ended March 31, 2024.
Bad debt expense for the three months ended March 31, 2024 was $nil (for the three months ended March 31, 2023 : $1.0 million).
Accounts receivable are stated at the amount the Company expects to collect. The Company generally does not require collateral or other security in support of accounts receivable. To reduce credit risk, the Company performs ongoing credit evaluations of its customers’ financial condition.

Li-Cycle Holdings Corp.
Notes to the unaudited condensed consolidated financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts
5.    Other receivables

As at	March 31, 2024	December 31, 2023
Sales taxes receivable	$1.4	1.8
Other receivable	0.2	0.1
Total other receivables	$1.6	$1.9
Other receivables consist primarily of interest receivable.
6.    Prepayments, deposits and other current assets

As at	March 31, 2024	December 31, 2023
Prepaid equipment deposits	$39.6	$40.1
Prepaid transaction costs	7.7	7.8
Prepaid lease deposits	5.3	5.6
Prepaid insurance	3.5	4.6
Prepaid construction charges	0.9	2.6
Other prepaids	4.2	3.3
Total prepayments, deposits and other current assets	$61.2	$64.0
Non-current security deposits	(5.3)	(5.0)
Non-current insurance	(0.6)	(2.8)
Current prepayments and deposits	$55.3	$56.2
Other prepaids consist principally of other deposits, prepaid subscriptions and financial assurance. Non-current security deposits and non-current insurance are recorded in other assets on the condensed consolidated interim statements of financial position. Prepaid transaction costs primarily consists of prepayments made in connection with the conditional commitment with the U.S. Department of Energy Loan Programs Office for a loan for gross proceeds of up to $375 million.
7.    Inventories, net

As at	March 31, 2024	December 31, 2023
Raw materials	$0.4	$0.8
Finished goods	3.4	3.7
Parts and tools	4.7	5.1
Total inventories, net	$8.5	$9.6
The inventory balances for raw materials and finished goods are adjusted to the lower of cost or net realizable value. For the three months ended March 31, 2024, the write down of inventory was $1.8 million (three months ended March 31, 2023: write down of $2.1 million). The adjustments are recorded in cost of sales in the unaudited condensed consolidated interim statements of operations and comprehensive income (loss).

Li-Cycle Holdings Corp.
Notes to the unaudited condensed consolidated financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts
8.    Property, plant and equipment, net

As at	March 31, 2024	December 31, 2023
Plant equipment	$55.8	$55.3
Computer equipment	4.6	4.5
Vehicles	0.2	0.2
Leasehold improvement	13.6	13.5
Construction in progress - Rochester Hub	549.2	547.2
Construction in progress - Spoke Network	31.1	34.7
Construction in progress - Buildings	28.8	29.5
	$683.3	$684.9
Less – accumulated depreciation	(18.3)	(16.1)
Total property, plant and equipment, net	$665.0	$668.8
For the three months ended March 31, 2024, $nil in borrowing costs (for the three months ended March 31, 2023: $7.7 million) were capitalized to assets under construction due to the pause of construction at the Rochester Hub. Depreciation expense for the three months ended March 31, 2024 was $2.2 million compared to $1.9 million in the corresponding period of 2023.
Refer to Note 17 for details of contractual commitments to purchase fixed assets.
9.    Leases
The Company’s lease portfolio is predominately operating leases for plant operations, storage facilities, and office space for employees. The Company presents operating lease and finance lease balances separately on the consolidated balance sheets. The Company’s finance leases relate to plant operations. The Company does not include options to extend leases in the lease term until they are reasonably certain to be exercised. The following table presents the Company's lease balances and their classification on the unaudited condensed consolidated interim statements of operations and comprehensive loss:

	March 31, 2024	March 31, 2023
Finance lease
Amortization of ROU assets	$—	$—
Interest on lease liabilities	0.1	—
Total finance lease cost	$0.1	$—

Operating lease cost	$2.8	$2.0
Short-term lease cost	—	—
Variable lease cost	0.4	0.4
Total lease cost	$3.3	$2.4
The weighted average remaining lease term of the Company's premises and equipment operating leases is 13.41 years as at March 31, 2024 and 14.48 years as at December 31, 2023. The weighted average remaining lease term of the Company's premises and equipment finance leases is 46.66 years as at March 31, 2024 and 46.78 years as at December 31, 2023.
The weighted average lease discount rate of the Company's premises and equipment operating leases is 7.57% as at March 31, 2024 and 7.69% as at December 31, 2023. The weighted average lease discount rate of the Company's premises and equipment finance leases is 9.49% as at March 31, 2024 and December 31, 2023.

Li-Cycle Holdings Corp.
Notes to the unaudited condensed consolidated financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts

Supplemental Cash Flow Related Disclosures	For the three months ended March 31, 2024	For the three months ended March 31, 2023

Cash paid for amounts related to lease liabilities:
Operating cash flows from operating leases	$2.8	$2.5
Operating cash flows from finance leases	0.1	—
Financing cash flows from finance leases	—	—

Recognition of ROU assets and lease liabilities for new operating leases	$15.6	$0.2
Recognition of ROU assets and lease liabilities for new finance leases	—	—
Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
March 2025	$9.3	0.2
March 2026	9.5	0.2
March 2027	9.5	0.2
March 2028	8.8	0.2
March 2029	8.6	0.2
Thereafter	60.6	11.6
Total future minimum lease payments	$106.3	$12.6
Imputed interest	(32.5)	(10.4)
Total lease liabilities	$73.8	$2.2
At March 31, 2024, none of the Company's executed leases that had not yet commenced will create significant rights or obligations in the future and sublease transactions are not material. There were no restrictions or covenants imposed by its leases.
10.    Other assets

As at	March 31, 2024	December 31, 2023
Non-current security deposits	$5.3	$5.0
Non-current insurance	0.6	2.8
Intangible assets, net	1.7	1.8
Total other assets	$7.6	$9.6
As of March 31, 2024 and December 31, 2023, the Company's intangible assets consisted of the following:

As at	March 31, 2024	December 31, 2023
Internal-use software	$0.7	$0.7
Cloud computing arrangements	1.3	1.3
	$2.0	$2.0
Less - accumulated amortization	(0.3)	(0.2)
Intangible assets, net	$1.7	$1.8
Amortization expense relating to cloud computing arrangements is recorded in selling, general and administrative expenses in the unaudited condensed consolidated interim statements of operations and comprehensive loss for the three months ended March 31, 2024 is $0.1 million (for the three months ended March 31, 2023: $nil).

Li-Cycle Holdings Corp.
Notes to the unaudited condensed consolidated financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts
11.    Related party transactions
Related Party Debt
The Company has convertible debt instruments with affiliates of Glencore plc. (“Glencore”), refer to Note 14 for more information.
Related Party Revenue
The Company has agreements with Glencore, pursuant to which it sells certain products and by-products produced at the Company's Spokes to Glencore. During the three months ended March 31, 2024, the Company recorded a net loss of $0.3 million from sales to Glencore, which is driven by losses from the finalization of provisional assays, which exceeded sales in the period (sales to Glencore were $0.9 million for the three months ended March 31, 2023). Account receivables from Glencore as of March 31, 2024 were $1.3 million ($0.3 million as of December 31, 2023). The receivables balance with Glencore increased in the three months ended March 31, 2024 as a result of recognizing receivables, booked against a decrease in research and development expense, from Glencore as part of a cost sharing arrangement between the parties related to the Portovesme Hub of $1.3 million ($nil as of December 31, 2023).
Related Party Expenses
The Company has engaged Fade In Production Pty. Ltd., which is controlled by certain members of the immediate family of the interim non-executive Chair of the Company’s Board, to provide it with corporate video production services since 2017. Total expense and accrual were below $0.1 million and $nil for three months ended and as of March 31, 2024, respectively.
On May 31, 2022, the Company entered into agreements with Glencore, pursuant to which Glencore earns (i) sourcing fees on feed purchased for the Company's Spokes; and (ii) marketing fees on the sale of Black Mass sold to third parties. Sourcing fees and marketing fees payable to Glencore as of March 31, 2024 were $0.1 million (December 31, 2023: $0.1 million).
12.    Accounts payable and accrued liabilities

As at	March 31, 2024	December 31, 2023
Accounts payable	$125.2	$134.5
Accrued expenses	23.8	14.5
Accrued compensation	8.0	3.1
Total accounts payable and accrued liabilities	$157.0	$152.1
Non-current accounts payable	(6.6)	—
Current accounts payable and accrued liabilities	$150.4	$152.1
During the three months ended March 31, 2024, and as part of the Cash Preservation Plan, the Company reached agreements with certain suppliers to extend the payment terms for the amounts invoiced beyond one year. The Company recorded these amounts as non-current accounts payable in the unaudited condensed consolidated interim balance sheet as of March 31, 2024.
On March 25, 2024, the Board approved plans to reduce approximately 17% of its workforce, primarily at the corporate level, as part of the Company’s ongoing efforts to right size and right shape its organization as part of the Cash Preservation Plan.
The workforce reduction provides certain executives and non-executives with contractual termination benefits as well as one-time termination benefits. The Company recorded an expense of $0.4 million in cost of sales and $5.1 million in selling, general and administrative expense in the Unaudited condensed consolidated interim statements of operations and comprehensive loss for the three months ended March 31, 2024 for contractual termination benefits that are considered severance benefits plans as they are both probable and reasonably estimable as of March 31, 2024 under ASC 712 - Exit or Disposal Cost Obligations. No amounts were recorded for one-time termination benefits since they had not been accepted by the employees as of March 31, 2024.

Li-Cycle Holdings Corp.
Notes to the unaudited condensed consolidated financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts
13.    Deferred revenue
In the normal course of business, the Company receives advances from customers for the sale of products and the provision of lithium-ion battery recycling services. The table below depicts the activity in the deferred revenue account during the three months ended March 31, 2024 and 2023.
Product revenue

As at	March 31, 2024	December 31, 2023
Balance, beginning of the period	$—	$—
Additions	2.8	—
Revenue recognized	(0.6)	—
Balance, end of the period	$2.2	$—
Current deferred revenue	2.2	—
Non-current deferred revenue	$—	$—
Service revenue

As at	March 31, 2024	December 31, 2023
Balance, beginning of the period	$5.5	$—
Additions	—	5.4
Foreign exchange gain (loss)	(0.1)	0.1
Balance, end of the period (to be recognized over a period of five years)	$5.4	$5.5
Current deferred revenue	0.2	0.2
Non-current deferred revenue	$5.2	$5.3
14.    Convertible debt

As at	March 31, 2024	December 31, 2023
KSP Convertible Notes (a)	$103.0	$99.1
Glencore Convertible Notes (b)	344.7	189.0
Total convertible debt at end of the period	$447.7	$288.1
The KSP Convertible Notes and the A&R Glencore Convertible Notes are all unsecured debt instruments and the Glencore Senior Secured Convertible Note is a secured debt instrument. The amount of maturities and sinking fund requirements for convertible debt instruments, with interest components rolled into principal, for each of the next five years are as follows:

March 31, 2025	$—
March 31, 2026	—
March 31, 2027	163.4
March 31, 2028	314.5
March 31, 2029	130.9
Total	$608.8

Li-Cycle Holdings Corp.
Notes to the unaudited condensed consolidated financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts
(a)KSP Convertible Notes

As at	March 31, 2024	December 31, 2023
Principal of convertible note at beginning of period	$119.3	$110.2
Issuance of convertible notes	—	9.1
Principal of convertible notes at end of the period	$119.3	$119.3

Conversion feature at beginning of period	$—	$6.0
Fair value (gain) loss on embedded derivative	0.1	(6.0)
Conversion feature at end of period	$0.1	$—

Debt component at beginning of the period	$99.1	$85.4
Debt component issued	—	9.1
Accrued interest paid in kind	—	(9.1)
Accrued interest expense	3.8	13.7
Debt component at end of period	$102.9	$99.1
Total KSP convertible debt at end of period	$103.0	$99.1
On September 29, 2021, the Company entered into a Note Purchase Agreement (the “KSP Note Purchase Agreement”) with Spring Creek Capital, LLC (an affiliate of Koch Strategic Platforms, LLC, being a subsidiary of Koch Investments Group) and issued an unsecured convertible note (the “KSP Convertible Note”) for a principal amount of $100 million to Spring Creek Capital, LLC. The KSP Convertible Note will mature on September 29, 2026, unless earlier repurchased, redeemed or converted. Interest on the KSP Convertible Note is payable semi-annually, and Li-Cycle is permitted to pay interest on the KSP Convertible Note in cash or by payment in-kind (“PIK”), at its election. Initially, interest payments made in cash were based on an interest rate of LIBOR plus 5.0% per year, and PIK interest payments were based on an interest rate of LIBOR plus 6.0% per year, with a LIBOR floor of 1% and a cap of 2%. Since July 1, 2023, as the LIBOR interest rate is no longer published, under the terms of the KSP Note Purchase Agreement, the interest rate is instead based on the sum of the Secured Overnight Financing Rate (“SOFR”) and the average spread between the SOFR and LIBOR during the three-month period ending on the date on which LIBOR ceases to be published, subject to a floor of 1% and cap of 2%. On March 25, 2024, the Company amended the KSP Note Purchase Agreement to modify the interest rate terms of the KSP Convertible Note, by removing the SOFR floor of 1% and cap of 2% and including penalty interest upon an event of default consistent with the penalty interest provision of the Glencore Senior Secured Convertible Note. The amendment was accounted for as a debt modification in accordance with ASC 470-50 - Debt Modifications or Extinguishments and no gain or loss was recognized. After the amendment, the effective interest rate of the KSP Convertible Note is 18.7%.
The PIK election results in the issuance of a new note under the same terms as the KSP Convertible Note, issued in lieu of interest payments with an issuance date on the applicable interest date. On May 1, 2022, Spring Creek Capital, LLC assigned the KSP Convertible Note and the PIK note outstanding at that time to an affiliate, Wood River Capital, LLC. The Company has elected to pay interest by PIK since the first interest payment date of December 31, 2021. The KSP Convertible Note and the PIK notes issued thereunder are referred to collectively as the “KSP Convertible Notes”, and as at March 31, 2024, comprised the following:

Note	Date Issued	Amount Issued
Initial KSP Note	September 29, 2021	$100.0
PIK Note	December 31, 2021	1.8
PIK Note	June 30, 2022	4.1
PIK Note	December 31, 2022	4.3
PIK Note	June 30, 2023	4.4
PIK Note	December 31, 2023	4.7
Total		$119.3
At the option of the holder, the KSP Convertible Notes may be converted into common shares of the Company at a conversion price of $13.43, subject to customary anti-dilutive adjustments. If the Company’s share price is equal to or greater than $17.46, for a period of twenty consecutive days, the Company can force conversion of the KSP Convertible Notes at an amount equal to the sum of principal, accrued but unpaid interest, plus any make-whole amount which equal to the undiscounted interest that would have been payable from the date of conversion to the maturity date. At the Company’s option at any time, the Company

Li-Cycle Holdings Corp.
Notes to the unaudited condensed consolidated financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts can also redeem all of the KSP Convertible Notes at any time for a cash purchase price equal to 130% of the principal plus unpaid interest until maturity. The conversion feature under the KSP Convertible Notes has been recorded as a bifurcated embedded derivative liability since the conversion ratio does not always result in a conversion of a fixed dollar amount of liability for a fixed number of shares due to the optionality of the interest rate utilized on conversion at the Company’s option. The KSP Convertible Notes are also subject to redemption upon a change of control event or an event of default. Under an event of default, redemption happens upon occurrence of an event at the holder’s discretion. Under a change of control event, mandatory redemption happens upon occurrence of an event. Both the change of control and event of default options under the KSP Convertible Notes have been recorded as bifurcated embedded derivative liabilities as the redemption price triggered by these features represents a substantial premium over the principal amount. The bifurcated embedded derivatives are measured at fair value bundled together as a single compound embedded derivative. As at March 31, 2024, no conversions or redemptions had taken place.
The fair value of the compound embedded derivative upon issuance of the KSP Convertible Notes was determined to be a liability of $27.7 million whereas the remaining $72.3 million, net of transaction costs of $1.6 million, was allocated to the principal portion of the debt. During the three months ended March 31, 2024, the Company recognized a fair value loss of $0.1 million on the embedded derivatives (for the three months ended March 31, 2023: loss of $0.2 million). The embedded derivatives were valued using the Binomial Option Pricing Model. The assumptions used in the model were as follows:

	(Issuance date) September 29, 2021	December 31, 2023	March 31, 2024
Risk free interest rate	1.1%	4.2%	4.7%
Expected life of options	5.0 years	3.8 years	2.5 years
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	66%	63%	71%
Share Price	$12.56	$4.76	$1.03
Expected volatility was determined by calculating the average implied volatility of a group of listed entities that are considered similar in nature to the Company.

Li-Cycle Holdings Corp.
Notes to the unaudited condensed consolidated financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts
(b)Glencore Convertible Notes

As at	March 31, 2024	December 31, 2023
Principal of convertible note at beginning of period	$225.3	$208.1
Issuance of convertible notes	75.0	17.2
Principal of convertible note at end of period	$300.3	$225.3

Conversion feature at beginning of period	$0.4	$16.5
Change in the period:
Fair value gain for the year ended December 31, 2023	—	(16.1)
Fair value loss on the conversion features embedded in the A&R Glencore Convertible Notes from January 1, 2024 to March 25, 2024	1.8	—
Extinguishment of the conversion feature embedded in the A&R Glencore Convertible Notes as part of the modification	(2.2)	—
Issuance of conversion feature embedded in Glencore Senior Secured Convertible Note	59.0	—
Issuance of the conversion feature embedded in the A&R Glencore Convertible Notes as part of the modification	99.2	—
Fair value loss on the conversion features from March 26, 2024 to March 31, 2024	21.9	—
Conversion feature at end of period	$180.1	$0.4

Debt component at beginning of period	$188.6	$164.9
Change in the period:
Issuance of debt component	—	17.2
Accrued interest paid in kind	—	(17.2)
Accrued interest expense for the year ended December 31, 2023	—	23.7
Accrued interest and accretion expense from January 1, 2024 to March 25, 2024	5.9	—
Extinguishment of the debt component related to A&R Glencore Convertible Notes as part of the modification	(194.5)	—
Issuance of debt component of the Glencore Senior Secured Convertible Note	48.0	—
Issuance of the debt component of the A&R Glencore Convertible Notes as part of the modification	124.4
Transaction costs	(8.4)	—
Accrued interest expense from March 26, 2024 to March 31, 2024	0.6	—
Debt component at end of period	$164.6	$188.6
Total Glencore convertible debt at end of period	$344.7	$189.0

Reconciliation of net change in Convertible debt to Debt extinguishment loss in the three months ended March 31, 2024
Extinguishment of the conversion feature embedded in the A&R Glencore Convertible Notes as part of the modification	$(2.2)
Issuance of conversion feature embedded in Glencore Senior Secured Convertible Note	59.0
Issuance of the conversion feature embedded in the A&R Glencore Convertible Notes as part of the modification	99.2
Total change in the conversion features	156.0
Extinguishment of the debt component related to A&R Glencore Convertible Notes as part of the modification	(194.5)
Issuance of debt component of the Glencore Senior Secured Convertible Note	48.0
Issuance of the debt component of the A&R Glencore Convertible Notes as part of the modification	124.4
Total change in the debt components	(22.1)
Total net change in convertible debt in the three months ended March 31, 2024	133.9
Proceeds from convertible debt	(75.0)
Debt extinguishment loss	$58.9
On May 31, 2022, the Company issued an unsecured convertible note (the “Glencore Unsecured Convertible Note”) for a principal amount of $200 million to Glencore Ltd., a subsidiary of Glencore plc (LON: GLEN). The Glencore Unsecured Convertible Note will mature on May 31, 2027 unless there is an earlier repurchase, redemption or conversion. Interest on the

Li-Cycle Holdings Corp.
Notes to the unaudited condensed consolidated financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts
Glencore Unsecured Convertible Note is payable semi-annually, with Li-Cycle permitted to pay interest on the Glencore Unsecured Convertible Note in cash or by payment in-kind (“PIK”), at its election. Interest payments made in cash are based on an interest rate of the SOFR for a tenor comparable to the relevant interest payment period plus 0.42826% (the “Floating Rate”) plus 5% per annum if interest is paid in cash and plus 6% per annum if interest is paid in PIK. The Floating Rate has a floor of 1% and a cap of 2%. The PIK election results in the issuance of a new note under the same terms as the initial Glencore Unsecured Convertible Note, issued in lieu of interest payments with an issuance date on the applicable interest date. The effective interest rate of the Glencore Unsecured Convertible Note is 13.5%.
On March 25, 2024, the Company amended, restated and consolidated, the Glencore Unsecured Convertible Note and the PIK notes issued thereunder, such that they were split into two tranches and certain terms of the Glencore Unsecured Convertible Note and the PIK notes issued thereunder were amended, effective from the occurrence of: (a) for the first tranche (the “First A&R Convertible Note”), the earliest of the date that is one month after the effectiveness and initial funding, if any, of a project loan financing for the Rochester Hub, and December 31, 2024, and (b) for the second tranche (the “Second A&R Convertible Note” and together with the First A&R Convertible Note, the “A&R Glencore Convertible Notes”), the earliest of (i) the first commercial production from the Rochester Hub, (ii) construction costs exceeding the construction budget set forth in the project loan financing, and (iii) June 1, 2026 (each such date in the case of the foregoing clauses (a) and (b), an applicable “Modification Date”). Upon the occurrence of the applicable Modification Date, the terms of the applicable A&R Convertible Note shall automatically be modified to be consistent with the corresponding provisions of the Glencore Senior Secured Convertible Note (as defined and described below): the maturity will be amended to be five (5) years from the applicable Modification Date, the interest rate will be amended to match the interest rate applicable to the Glencore Senior Secured Convertible Note, mandatory redemption will be required (including, from the applicable Modification Date, the amount equal to a specified percentage of the excess cash flow generated by the Company and its subsidiaries for the applicable fiscal year (less certain deductions and subject to pro rata application to certain other debt of the Company) in a pro rata amount across the A&R Glencore Convertible Notes (to the extent the applicable Modification Date with respect thereto has occurred) and the Glencore Senior Secured Convertible Note), and the Company will provide guarantees and pari passu security for the A&R Glencore Convertible Notes on substantially the same terms with the Glencore Senior Secured Convertible Note. In addition, at each Modification Date, the conversion price for the applicable A&R Glencore Convertible Notes will be adjusted to be the lesser of (x) an amount determined on the basis of a 30-Day VWAP (volume weighted average trading price) having a reference date equal to the applicable Modification Date plus a 25% premium per share, and (y) $9.95 per share. The amendment was accounted for as a debt extinguishment in accordance with ASC 470-50 - Debt Modifications or Extinguishments and the Company recorded $58.9 million as a debt extinguishment loss presented in the unaudited condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2024. After the amendment, the effective interest rate of the A&R Glencore Convertible Notes and Glencore Senior Secured Convertible Note is 20.6%.
On March 25, 2024, the Company issued a senior secured convertible note (the “Glencore Senior Secured Convertible Note”) for an aggregate principal amount of $75 million to Glencore Canada Corporation, a subsidiary of Glencore plc (LON: GLEN). The Glencore Senior Secured Convertible Note will mature on March 25, 2029, unless there is an earlier repurchase, redemption or conversion. Interest on the Glencore Senior Secured Convertible Note is payable semi-annually, with Li-Cycle permitted to pay interest on the Glencore Senior Secured Convertible Note in cash or by PIK, at its election. Interest payments made in cash are based on an interest rate of the SOFR for a tenor comparable to the relevant interest payment period plus 5% per annum if interest is paid in cash or plus 6% per annum if interest is paid in PIK. In the case that an event of default has occurred and is continuing, the interest rate will be the rate stated above, plus one percent (1%) per annum (which additional 1% will be payable in cash). The PIK election results in the capitalization of the interest by adding such interest amounts to the aggregate outstanding principal balance of the Glencore Senior Secured Convertible Note then outstanding on the applicable Interest Date.
All obligations of the Company with respect to the Glencore Senior Secured Convertible Note are guaranteed by Li-Cycle Corp., Li-Cycle Americas Corp., Li-Cycle U.S. Inc., Li-Cycle Inc., and Li-Cycle North America Hub, Inc (the “Issuance Date Note Guarantors”), each a subsidiary of the Company. Li-Cycle Europe AG and Li-Cycle Germany GmbH (the “Post-Closing Guarantors” and together with the Issuance Date Guarantors, collectively the “Note Guarantors”), both subsidiaries of the Company, are required to guaranty all obligations of the Company with respect to the Glencore Senior Secured Convertible Note as Note Guarantors within a certain time period following the issuance of the Glencore Senior Secured Convertible Note. The Company and the Issuance Date Note Guarantors have also granted perfected, first priority security interests (subject to customary exceptions and permitted liens) in all of their respective assets, including intellectual property and a pledge of the equity interests of each other Note Guarantor to secure the obligations of the Company with respect to the Glencore Senior Secured Convertible Note. Within a certain time period following the issuance of the Glencore Senior Secured Convertible Note, the Post-Closing Guarantors are required to grant a perfected, first priority security interest (subject to customary exceptions and permitted liens) in all intra-group receivables owing to them and over all bank accounts held by such entities in their respective jurisdictions of organization and Li-Cycle Europe AG is require to further pledge its equity interests in Li-Cycle Germany GmbH to secure the obligations of the Company with respect to the Glencore Senior Secured Convertible Note.

Li-Cycle Holdings Corp.
Notes to the unaudited condensed consolidated financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts
The Company has elected to pay interest by PIK since the first interest payment on the Glencore Unsecured Convertible Note on November 30, 2022. The First A&R Glencore Note, the Second A&R Glencore Note and the Glencore Senior Secured Convertible Note are referred to collectively as the “Glencore Convertible Notes”, and as at March 31, 2024, comprised the following:

Note	Date Issued	Amount Issued
First A&R Glencore Note	March 25, 2024	$116.6
Second A&R Glencore Note	March 25, 2024	114.6
Glencore Senior Secured Convertible Note	March 25, 2024	75.0
Total		306.2
At the option of the holder, the A&R Glencore Convertible Notes may be converted into common shares of the Company at a conversion price which shall be adjusted to be the lesser of (x) an amount determined on the basis of a 30-Day VWAP (volume weighted average trading price) having a reference date equal to applicable Modification Date plus a 25% premium, and (y) $9.95 per share (the current conversion price of the A&R Glencore Convertible Notes), subject to customary anti-dilutive adjustments. At the option of the holder, the Glencore Senior Secured Convertible Note may be converted into common shares of the Company at a conversion price of $0.53 per share. The conversion feature under the Glencore Convertible Notes has been recorded as an embedded derivative liability as the conversion ratio does not always result in a conversion of a fixed dollar amount of liability for a fixed number of shares due to the optionality of the interest rate utilized on conversion at the Company’s option. The A&R Glencore Convertible Notes are also subject to redemption upon a change of control event or an event of default. Under an event of default, redemption happens upon occurrence of an event at the holder’s discretion. Under a change of control event, mandatory redemption happens upon occurrence of an event. The Glencore Senior Secured Convertible Note is subject to redemption at any time by payment of the required redemption payment. Commencing with the delivery of the financial statements for the fiscal year ending December 31, 2026, the Company will be required to redeem a portion of the outstanding principal amount of the Glencore Senior Secured Convertible Note in an amount equal to a specified percentage of the excess cash flow generated by the Company and its subsidiaries for the applicable fiscal year (less certain deductions and subject to pro rata application to certain other debt of the Company). The Company is also required to redeem the Glencore Senior Secured Convertible Note in the event of certain continuing events of default upon request by the holder, certain bankruptcy-related events of default and upon a change of control transaction, unless in each case, the Glencore Senior Secured Convertible Note is first converted by the holder. The change of control, event of default, and mandatory redemption provisions under the Glencore Convertible Notes have been recorded as bifurcated embedded derivative liabilities. The bifurcated embedded derivatives are measured at fair value bundled together as a single compound embedded derivative. As at March 31, 2024, no conversion or redemption had taken place.
In connection with any optional redemption, and with respect to the Glencore Senior Secured Convertible Note and A&R Glencore Convertible Notes, any mandatory redemption and provided that the applicable holder has not elected to convert the Glencore Convertible Notes into common shares, the Company must issue warrants (the “Glencore Warrants”) to the applicable holder on the optional redemption date or receipt of notice of redemption, as applicable, that entitle the holder to acquire, until the end of the applicable exercise period, a number of common shares equal to the principal amount of the Glencore Convertible Notes being redeemed divided by the then applicable conversion price. The initial exercise price of the Glencore Warrants will be equal to the conversion price as of the applicable redemption date.
The fair value of the embedded derivative liability upon issuance of the Glencore Convertible Notes was determined to be $46.2 million with the remaining $153.8 million, net of transaction costs of $1.3 million, allocated to the initial amortized cost of the host debt instrument. During the three months ended March 31, 2024, the Company recognized a fair value loss of $21.9 million on the embedded derivatives (three months ended March 31, 2023: loss of $0.5 million). The embedded derivatives were valued using the Finite Difference Method. The assumptions used in the model were as follows:

	(Issuance date) May 31, 2022	December 31, 2023	March 31, 2024
Risk free interest rate	2.9%	4.2%	4.1% to 5.3%
Expected life of options	5.0 years	4.4 years	5.0 to 7.2 years
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	68%	63%	71%
Share Price	$8.15	$4.76	$1.03
Expected volatility was determined by calculating the average implied volatility of a group of listed entities that are considered similar in nature to the Company.

Li-Cycle Holdings Corp.
Notes to the unaudited condensed consolidated financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts
15.    Common stock and additional paid-in capital
The following details the changes in issued and outstanding common shares for the three months ended March 31, 2024.

(in millions)	Number of shares outstanding	Amount

Common shares and additional paid-in capital outstanding as at December 31, 2023	$178.2	$648.3
Settlement of RSUs	0.9	—
Stock-based compensation – RSUs	—	2.7
Stock-based compensation – options	—	0.6
Common shares and additional paid-in capital outstanding as at March 31, 2024	$179.1	$651.6
16.    Financial instruments and financial risk factors
Fair values
The Company’s financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

As at March 31, 2024	Balance	Level 1	Level 2
Accounts receivable (subject to provisional pricing)	$0.6	$—	$0.6
Conversion feature of convertible debt (refer to Note 14)	180.2	—	180.2

As at December 31, 2023	Balance	Level 1	Level 2
Accounts receivable (subject to provisional pricing)	$0.6	$—	$0.6
Conversion feature of convertible debt (refer to Note 14)	0.4	—	0.4
Refer to Note 4 above for additional details related to measurement of accounts receivable and the concentration of credit risk of accounts receivable.
Market risk
The Company is exposed to commodity price movements for the inventory it holds and produces. Commodity price risk management activities are currently limited to monitoring market prices. The Company’s revenues are sensitive to the market prices of the constituent payable metals in its products, notably cobalt and nickel.
The following table sets out the Company’s exposure, in relation to the impact of movements in the cobalt and nickel price for the provisionally invoiced sales volume:

As at March 31, 2024	Cobalt	Nickel
Metric tonnes subject to fair value pricing adjustments	1,124.7	1,124.7
10% increase in prices	$0.1	$0.1
10% decrease in prices	$(0.1)	$(0.1)

As at December 31, 2023	Cobalt	Nickel
Metric tonnes subject to fair value pricing adjustments	2,313.0	2,313.0
10% increase in prices	$0.2	$0.3
10% decrease in prices	$(0.2)	$(0.3)

Li-Cycle Holdings Corp.
Notes to the unaudited condensed consolidated financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts
The following table sets out the period end commodity prices for cobalt and nickel:

As at March 31, 2024	Market price per tonne
Cobalt	$27,778
Nickel	$16,525

As at December 31, 2023	Market price per tonne
Cobalt	$28,660
Nickel	$16,250
17.     Commitments and contingencies
As of March 31, 2024, there were $7.4 million in committed purchase orders or agreements for equipment and services (December 31, 2023: $8.3 million).
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
Shareholder Litigation relating to the October 23, 2023 Announcement of Rochester Hub Construction Pause
Three shareholder lawsuits were launched following the Company’s announcement on October 23, 2023 that it would be pausing construction on the Rochester Hub project, described below.
On November 8, 2023, a putative federal securities class action lawsuit was filed in the U.S. District Court for the Southern District of New York against the Company, and certain of its officers and directors, on behalf of a proposed class of purchasers of the Company’s common shares during the period from June 14, 2022 through October 23, 2023. On March 15, 2024, the lead plaintiff filed an amended complaint on behalf of a proposed class of purchasers of the Company’s common shares during the period from January 27, 2022 through November 13, 2023. See Hubiack v. Li-Cycle Holdings Corp., et al., 1:23-cv-09894 (S.D.N.Y.) (the “Hubiack Securities Action”). The amended complaint asserts claims under Sections 10(b) and 20(a) of the Exchange Act, and alleges that the defendants issued false and misleading statements regarding the Rochester Hub’s construction budget, costs and timeline, which were allegedly revealed beginning on October 23, 2023, when the Company announced that it would pause construction on the Rochester Hub project. The complaint seeks compensatory damages and an award of costs. On April 12, 2024, the defendants moved to dismiss the amended complaint in its entirety. In view of the uncertainties inherent in litigation, we do not express a judgment as to the outcome of this litigation.
On November 27, 2023, a putative Ontario securities class action claim was filed in the Ontario Superior Court of Justice against the Company and its CEO. The claim was amended on February 8, 2024 and amended again on May 6, 2024. The claim is on behalf of a proposed class of purchasers of the Company’s common shares during the period from February 27, 2023 through November 10, 2023. The claim, which is captioned as Wyshynski v. Li-Cycle Holdings Corp. et al., Court File No. CV-23-00710373-00CP, alleges common law secondary market misrepresentations and, if leave is granted under Part XXIII.1 of the Securities Act (Ontario), statutory secondary market negligent misrepresentations. It also seeks an oppression remedy under s. 248 of the Ontario Business Corporations Act, based primarily on allegations of misconduct of senior management. The Wyshynski claim alleges that the Company’s public disclosures through the class period contained misrepresentations because they omitted materials facts regarding the cost of the Rochester Hub project and the availability of financing. The Wyshynski claim alleges that the purported misrepresentations were publicly corrected on (i) October 23, 2023, when the Company announced that it would pause construction on the Rochester Hub project; and (ii) November 13, 2023, with the release of the Company’s Q3 2023 earnings. The putative class includes all persons who acquired Li-Cycle common shares during the class period and who held some or all of those common shares until after the release of at least one of the alleged corrective disclosures. The claim seeks compensatory damages and an award of costs, along with the appointment of a third party monitor. On April 5, 2024, the defendants moved to stay the action on the basis that New York is the more appropriate forum for the litigation. In view of the uncertainties inherent in litigation, we do not express a judgment as to the outcome of this litigation.
On December 4, 2023, a putative shareholder derivative action was filed in the Supreme Court of the State of New York, Monroe County, purportedly on behalf of the Company (as nominal defendant) against certain of the Company’s current and/or former officers and directors. The action, which is captioned as Nieves v. Johnston, et. al., Index No. E2023014542 (N.Y. Sup. Ct.),

Li-Cycle Holdings Corp.
Notes to the unaudited condensed consolidated financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts principally concerns the same alleged misstatements or omissions at issue in the Hubiack Securities Action, and asserts common law claims for breach of fiduciary duty, waste, unjust enrichment, and gross mismanagement. The action seeks to recover unspecified compensatory damages on behalf of the Company, an award of costs and expenses and other relief. On February 29, 2024, the parties agreed to stay the action pending resolution of the Hubiack Securities Action. In view of the uncertainties inherent in litigation, we do not express a judgment as to the outcome of this litigation.
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
On January 26, 2024, the Company filed a lawsuit in New York State Court in Monroe County, seeking an order requiring Pike to amend and restate the agreement as a ground lease and to pay damages of at least $39.0 million - $53.0 million. The Company also sought an order barring Pike from seeking to, among other things, terminate the agreement or evict the Company from the property while the lawsuit is pending. Under the agreement between the parties, Pike agreed to construct the property and lease it to the Company. The Company agreed to finance up to $58.6 million of Pike’s construction costs, including $14.5 million in tenant’s improvements. Based on the agreement between the parties, if, by November 1, 2023, Pike had not repaid the pre-financing costs, less the tenant improvements, then the parties would restate the agreement as a ground lease and the Company would own the Warehouse. To date, the Company has funded approximately $53.5 million of the construction costs. Repayment to the Company had not occurred by this date, and the agreement has not been restated as a ground lease.
On March 13, 2024, the court issued an order temporarily restraining Pike until a hearing can be held on the Company’s lawsuit. Following certain court-ordered settlement conferences, the parties are negotiating the terms of an agreed settlement.
Dispute with MasTec Regarding Rochester Hub Construction Contract
On April 9, 2024, Mastec Industrial Corp. (“MasTec”) commenced (i) arbitration proceedings against the Company’s subsidiary, Li-Cycle North America Hub, Inc., under the terms of the construction contract for the Rochester Hub project, and (ii) a foreclosure action in the Supreme Court, County of Monroe, New York. The arbitration proceedings are being conducted with the American Arbitration Association and seek recovery of $48.7 million allegedly due under the construction contract for the Rochester Hub project, plus interest, fees, costs and expenses. The Company is defending its interests and has made certain counter-claims against MasTec. The amount owed by Li-Cycle is expected to be determined in the arbitration, and the foreclosure action is expected to be stayed pending determination of the arbitration. The amount claimed in the arbitration proceedings has been reflected in the Company’s accounts payable.
18.    Loss per share

	For the 3 months ended March 31, 2024	For the 3 months ended March 31, 2023
Total net income (loss)	$(136.7)	$(36.5)
Weighted average number of common shares (in millions)	178.8	176.4
Effect of dilutive securities:
Stock options	—	—
Restricted share units	—	—
Dilutive number of shares	$178.8	$176.4
Basic and diluted earnings (loss) per share	$(0.76)	$(0.21)
Adjustments for diluted loss per share were not made for the three months ended March 31, 2024 and 2023, as they would be anti-dilutive in nature. The following table presents shares (denominated in millions) from instruments that could dilute basic loss

Li-Cycle Holdings Corp.
Notes to the unaudited condensed consolidated financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts per share in the future, but were not included in the calculation of diluted loss per share because they are antidilutive for the periods presented:

As at	March 31, 2024	March 31, 2023
Stock options	3.4	5.3
Convertible debt
KSP Convertible Notes	9.1	8.4
Glencore Convertible Notes	165.6	21.3
Restricted share units	12.2	3.5
Total	190.3	38.5
19.    Segment reporting
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
The Company’s revenue primarily comes from eight key customers, as shown in the table below. The Company’s remaining customers do not make up significant percentages of these balances. For additional details on product sales and fair value adjustments recognized in the period, refer to Note 3.

Revenue
	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Customer D	40.1%	0.5%
Customer G	29.5%	0.0%
Customer H	15.4%	0.0%
Customer A	6.4%	28.7%
Customer C	0.0%	24.0%
Customer F	1.4%	15.3%
Customer B	0.0%	12.4%
Customer E	0.0%	11.6%

During the three months ended March 31, 2024, the Company operated in the United States and Germany, and during the three months ended March 31, 2023, the Company operated in the United States and Canada. Management has concluded that the customers, and the nature and method of distribution of goods and services delivered, if any, to these geographic regions are similar in nature. The risks and returns across the geographic regions are not dissimilar; therefore, the Company operates as a single operating segment.

The following is a summary of the Company’s geographical information:

	Canada	United States	Germany	Other	Total
Revenues
Three months ended March 31, 2024	$0.1	$3.6	$0.5	$—	$4.2
Three months ended March 31, 2023	(0.5)	4.1	—	—	3.6

Non-current assets
As at March 31, 2024	$55.6	$632.1	$32.1	$25.5	$745.3
As at December 31, 2023	57.0	618.9	34.9	26.2	737.0
Revenue is attributed to each geographical location based on location of sale.
20.    Subsequent events

Li-Cycle Holdings Corp.
Notes to the unaudited condensed consolidated financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts
Government Grant – Germany Spoke
On February 7, 2024, the Company announced that it has received approval from the State of Saxony-Anhalt, Germany for a grant of up to €6.4 million ($6.9 million) for its Germany Spoke, as a part of the "Improving the Regional Economic Structure" program. On April 30, 2024, the Company received €5.3 million ($5.8 million) of the approved grant. The grant can be used to finance eligible expenditures (primarily machinery and equipment, vehicles, and building or structural improvements) within the investment period ending May 31, 2025. Under the financing plan, the Company is required to fund a proportion of the eligible investment expenditures, to engage at least 38 full-time employees and to provide a security interest in relation to certain equipment.
Notice of Violation - Arizona Department of Environmental Quality
On or around April 17, 2024, the Company received a Notice of Violation from the Arizona Department of Environmental Quality (“ADEQ”) following ADEQ’s visit to the Arizona Spoke on March 27, 2024. ADEQ identified alleged violations related to storage of batteries beyond an operational day prior to recycling without a hazardous waste storage permit and failure to submit a biennial report to the ADEQ by March 1, 2024. The Notice of Violation provides that the Company is required to submit documentation that all hazardous waste and universal waste currently being stored on-site is either removed from the site by transferring to an appropriate destination facility or processed through the recycling process immediately. The Company is in active discussions with ADEQ regarding steps and schedule to achieve compliance. Potential penalties for non-compliance may include fines of up to $25,000 per day, among other things.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition and results of operations (“MD&A”) is prepared as of May 10, 2024 and provides information which the management of Li-Cycle Holdings Corp. (the “Company” or “Li-Cycle”) believes is relevant to an assessment and understanding of the unaudited condensed interim consolidated financial statements of Li-Cycle for the three months ended March 31, 2024 and 2023, prepared in accordance with U.S. GAAP for interim reporting. This MD&A should be read together with the unaudited condensed consolidated interim financial statements included in ”Part I. Financial Information—Item 1. Unaudited Condensed Consolidated Interim Financial Information” in this Quarterly Report on Form 10-Q (the “Consolidated Financial Statements”).
In addition to historical financial information, this MD&A contains forward-looking statements based upon current expectations about the Company’s financial condition, results of operations and industry that involve risks, uncertainties and assumptions. For more information about forward-looking statements, refer to the section in this Quarterly Report on Form 10-Q titled “Cautionary Note Regarding Forward-Looking Statements”. Actual results and timing of selected events may differ materially from those anticipated by these forward-looking statements as a result of various factors, including those set forth under the section in this Quarterly Report on Form 10-Q titled “– Key Factors Affecting Li-Cycle’s Performance” below, under “Part II. Other Information – Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and under “Item 1A. Risk Factors” included in the Annual Report on Form 10-K.
Li-Cycle’s Consolidated Financial Statements have been prepared in accordance with ASC 270 – Interim Reporting. All amounts are in U.S. dollars except as otherwise indicated. For more information about the basis of presentation of Li-Cycle’s financial statements, see Note 2 (Summary of Significant Accounting Policies) in the Consolidated Financial Statements.
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
Company Overview
Li-Cycle (NYSE: LICY) is a leading global LIB resource recovery company. Established in 2016, and with major customers and partners around the world, Li-Cycle’s mission is to recover critical battery-grade materials to create a domestic closed-loop battery supply chain for a clean energy future. The Company’s proprietary “Spoke & Hub” recycling and resource recovery process is designed (a) at its Spokes, or pre-processing facilities, to process battery manufacturing scrap and end-of-life batteries to produce “black mass”, a powder-like substance which contains a number of valuable metals, and other intermediate products, and (b) at its future Hubs, or post-processing facilities, to process black mass to produce critical materials for the lithium-ion battery supply chain, including lithium carbonate. At its Spokes, the Company produces certain other products analogous to black mass that have a similar metal content, and, as a result, the Company tracks its production using a unit of measure called Black Mass & Equivalents or BM&E.
As at March 31, 2024 , Li-Cycle had four operational Spokes in North America and Europe, which were located in Rochester, New York (the “New York Spoke”), Gilbert, Arizona (the “Arizona Spoke”), Tuscaloosa, Alabama (the “Alabama Spoke”) and Magdeburg, Germany (the “Germany Spoke”), and was evaluating the continued development of its first commercial-scale Hub in Rochester, New York (the “Rochester Hub”).
Recent Liquidity Developments
On October 23, 2023, the Company announced that it was pausing construction work on its Rochester Hub, due to escalating construction costs, pending completion of a comprehensive review of the project, including an evaluation of the go-forward phasing of its scope and budget, including construction strategy. Refer to the section titled “—Update on Strategic Priorities and Business Outlook” below and the risk factor “The development of Li-Cycle’s Rochester Hub, Spoke network and other future projects is subject to risks, including with respect to financing, engineering, permitting, procurement, construction, commissioning and ramp-up, and Li-Cycle cannot guarantee that these projects will be resumed, completed in a timely manner or at all, that their costs will not be significantly higher than estimated, that financing will be sufficient to cover costs or escalated costs, or that the completed projects will meet expectations with respect to their productivity or the specifications of their respective end products, among others” in the section of the Annual Report on Form 10-K titled “Item 1A. Risk Factors—Risks Relating to Li-Cycle’s Business” for additional details.

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
The Special Committee selected Moelis & Company LLC (“Moelis”) and other advisors to assist with exploring financing options to increase the liquidity of Li-Cycle and evaluating financing and other strategic alternatives, as well as to assist the Company with managing short-term liquidity and implementing liquidity generating initiatives. See the section titled “—Key Factors Affecting Li-Cycle’s Performance—Financial Condition and Capital Requirements” below for additional details.
On November 1, 2023, the Company initiated the implementation of a cash preservation plan (the “Cash Preservation Plan”), including reducing staffing in its corporate support functions on an ongoing basis, as needed, pausing production at its Ontario Spoke and implementing a plan to manage lower levels of BM&E production and otherwise slow down operations at its remaining operating Spoke locations. The Company expects to continue to pause or slow down operations at its operational Spokes in North America. The Cash Preservation Plan also involves reviewing existing plans for bringing on additional Spoke capacity and taking other steps to preserve the Company’s available cash while pursuing funding alternatives for the Company and continuing to review the go-forward strategy for the Rochester Hub project. Refer to the sections titled “—Update on Strategic Priorities and Business Outlook” and “—Liquidity and Capital Resources” below for further discussion.
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
On February 7, 2024, the Company announced that it has received approval from the State of Saxony-Anhalt, Germany for a grant of up to €6.4 million ($6.9 million) for its Germany Spoke. On April 30, 2024, the Company received €5.3 million ($5.8 million) of the approved grant. The grant can be used to finance eligible expenditures (primarily machinery and equipment, vehicles, and building or structural improvements) within the investment period ending May 31, 2025. Under the financing plan, the Company is required to fund a proportion of the eligible investment expenditures, to engage at least 38 full-time employees and to provide a security interest in relation to certain equipment.
On March 11, 2024, the Company entered into an agreement, which was amended and restated on March 25, 2024 (the “Glencore Senior Secured Convertible Note Purchase Agreement”) to issue a senior secured convertible note in an aggregate principal amount of $75.0 million to an affiliate of Glencore plc (the “Glencore Senior Secured Convertible Note”). The issuance and sale of the Glencore Senior Secured Convertible Note was completed on March 25, 2024.
In connection with the issuance of the Glencore Senior Secured Convertible Note, Glencore and the Company amended and restated the terms of the Glencore Unsecured Convertible Notes, in two tranches (and such resulting two tranches of the amended and restated Glencore Unsecured Convertible Notes, the “A&R Glencore Convertible Notes”).
The Glencore Senior Secured Convertible Note, together with the A&R Glencore Convertible Notes, may result in a change of control of the Company, depending on certain future events including in the event the Company elects to pay interest in-kind. Assuming the conversion of the A&R Glencore Convertible Notes and the Glencore Senior Secured Convertible Note in full on March 25, 2024, the issue date of the Glencore Senior Secured Convertible Note, Glencore and its affiliates would beneficially own approximately 47.8% of the common shares on an as-converted basis (based on the total number of outstanding common shares as of March 31, 2024). The Glencore Senior Secured Convertible Note also contains a minimum liquidity covenant that will require us to maintain a minimum amount of liquidity to be set at $10.0 million, to be tested monthly. In addition, the Glencore Senior Secured Convertible Note also contains a capital expenditure covenant that restricts our ability to make capital expenditures in excess of $2.0 million in any transaction or series of related transactions, subject to certain exceptions.
In connection with the closing of the Glencore Senior Secured Convertible Note, the Company also entered into a side letter agreement, pursuant to which it granted to Glencore the right to nominate two additional directors to the Board, in addition to Glencore’s existing nominee to the Board, for a total of three nominees In addition, for so long as Glencore has the right to designate nominees to the Board, the size of the Board may not exceed nine directors absent written agreement between Glencore and the Company. Both additional Glencore nominees are not to be related parties of Glencore and its affiliates and are to be independent under applicable Ontario securities laws, as well as SEC and NYSE rules. Both additional Glencore nominees will be entitled to payment and indemnification consistent with other non-employee directors and will be eligible for appointment to the committees of the Board. Glencore will agree to cause the Glencore-nominated directors to recuse themselves from any meeting, decision or discussion relating to the convertible notes issued to Glencore or related matters. Upon the occurrence of any vacancy on the Board, Glencore shall be entitled to designate an individual to fill the vacancy, to the extent it has not yet seated its two additional Glencore nominees. One additional Glencore nominated director is expected to join the Board in 2024 and Glencore shall have the right to identify and (subject to customary approvals by the Company) propose for election one director at the Company’s annual general meeting of shareholders to be held in 2025.
Refer to the section titled “—Liquidity and Capital Resources” below for definitions and additional details.
Comparability of Financial Information
Li-Cycle’s future results of operations and financial position may not be comparable to historical results as a result of the Business Combination, the pause in construction of the Rochester Hub and the Cash Preservation Plan. Refer to the sections titled “– Update on Strategic Priorities and Business Outlook”, “– Key Factors Affecting Li-Cycle’s Performance – Financial Condition and Capital Requirements” and “– Liquidity and Capital Resources” below for further discussion.
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
Following the date of the effectiveness of the Proxy/Registration Statement and the date of the Canadian Prospectus, in order to meet changes in forecasted demand for LIB recycling, the Company decided to increase and accelerate its investment in the build-out of its recycling capacity in North America and Europe. For example, the Company opened the Arizona Spoke, the Alabama Spoke and the Germany Spoke, and announced the development of other Spoke projects, changing the Company’s previous plans and projections. Li-Cycle also announced the increase of expected processing capacity and development costs at its Rochester Hub, announced plans for a new European Hub, and did not proceed with the developments of Spokes or Hubs in the Asia-Pacific region. As disclosed above, in the fourth quarter of 2023, the Company announced the pause in construction of the Rochester Hub project, commenced a project review and implemented the Cash Preservation Plan. Refer to the sections titled “—Recent Liquidity Developments” and “—Update on Strategic Priorities and Business Outlook” for additional details.
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

Update on Strategic Priorities and Business Outlook
Cash Preservation Plan
On November 1, 2023, the Company initiated the implementation of its Cash Preservation Plan, including reducing staffing in its corporate support functions on an ongoing basis, as needed, pausing production at its Ontario Spoke and implementing a plan to manage lower levels of BM&E production and otherwise slow down operations at its remaining operating Spoke locations.
On March 25, 2024, the Company made the strategic decision to transition from its regional management structure to a centralized model, which resulted in certain leadership changes. Effective as of March 26, 2024, Tim Johnston ceased serving as the Company’s Executive Chair and transitioned to the role of interim non-executive Chair of the Company’s Board, Debbie Simpson ceased serving as the Chief Financial Officer of the Company and Richard Storrie ceased serving as the Company’s Regional President, EMEA. In addition, Craig Cunningham was appointed as the interim Chief Financial Officer of the Company, Conor Spollen was appointed as the Chief Operating Officer of the Company and Dawei Li was appointed as the Chief Commercial Officer of the Company. In addition, on March 25, 2024, the Board approved plans to reduce approximately 17% of the Company’s workforce, primarily at the corporate level, as part of the Cash Preservation Plan. These steps are expected to generate approximately $10 million in payroll and benefit cost savings on an annualized basis.
The workforce reduction provides certain executives and non-executives with contractual termination benefits as well as one-time termination benefits. The Company estimates that it will incur total charges of approximately $8.3 million in connection with the workforce reduction, with the majority of these charges to be incurred as cash severance payments over the course of the next twelve (12) months. The Company recorded an expense of $0.4 million in cost of sales and $5.1 million in selling, general and administrative expense in the Consolidated Financial Statements for the three months ended March 31, 2024 for contractual termination benefits that are considered severance benefits plans since they are both probable and reasonably estimable as of March 31, 2024 under ASC 712 – Exit or Disposal Cost Obligations. No amounts were recorded for one-time termination benefits since they had not been not accepted by the employees as of March 31, 2024.
Certain payments to contractors and suppliers of the Company have been delayed as a result of the Cash Preservation Plan and management has actively engaged with contractors and suppliers to the Rochester Hub project to negotiate mutually agreeable payment plans. During the three months ended March 31, 2024, and as part of the Cash Preservation Plan, the Company reached agreements with certain suppliers to extend the payment terms for the amounts invoiced beyond one year totaling approximately $6.6 million. The Company recorded these amounts as non-current accounts payable in the Consolidated Financial Statements.
In addition, certain contractors, subcontractors, consultants and other suppliers (together, the “lienors”) have filed purported mechanic’s liens against the Company’s interests in certain properties in New York State, under New York Lien Law, given alleged delays in making payments to those lienors. On April 9, 2024, one of the lienors, MasTec Industrial Corp. (“MasTec”) commenced arbitration proceedings to seek recovery of $48.7 million allegedly due under the construction contract for the Rochester Hub project, plus interest, fees, costs and expenses. Pending the results of the arbitration proceedings, MasTec is also seeking to enforce its lien through a foreclosure action. See "Part II. Other Information - Item 1. Legal Proceedings" and "Part II. Other Information – Item 1A Risk Factors - There is substantial doubt about Li-Cycle’s ability to continue as a going concern" in this Quarterly Report on Form 10-Q and Note 17 (Commitments and contingencies) to the Consolidated Financial Statements.
Rochester Hub Project Review
The Company is continuing to advance its comprehensive review of the go-forward strategy for the Rochester Hub project.
The Company has focused its technical review on constructing, commissioning, and operating only those process areas needed to produce two key products: lithium carbonate and mixed hydroxide precipitate ("MHP") (the “MHP scope”). The construction, commissioning and operating costs for process areas associated with production of nickel sulphate and cobalt sulphate, as originally planned for the Rochester Hub, have not been included in the internal technical review and there are no current plans that include production of nickel sulphate and cobalt sulphate. However, the areas dedicated to the production of nickel sulphate and cobalt sulphate would be left intact under the MHP scope, to allow for the potential construction, completion, and integration of these areas in the future, although no such plans are contemplated at this time. The Company’s technical review confirmed the technical viability of the MHP process and allows the project to proceed on a schedule aligned with the Company’s current expectations regarding the timing and evolution of the battery recycling and EV markets, subject to obtaining required permits, regulatory approvals, if needed and additional financing. The Company is continuing to develop a more detailed analysis of the MHP scope, and it is developing its financing strategy in line with the revised MHP scope. The Company will require significant additional funding before restarting the Rochester Hub project, on the basis of the MHP scope or otherwise.
As part of the internal technical review, the Company has conducted an engineering study internally to assess the cost to complete (“CTC”) the Rochester Hub project under the MHP scope. The Company’s current estimate of the CTC is approximately $504.3 million, including $111.3 million of costs incurred but not yet paid as of March 31, 2024. Taking into account total cash spend of $455.9 million as of March 31, 2024, the revised estimated project cost of the Rochester Hub project is approximately $960.2 million for the MHP scope. The increase in estimated project costs as compared to the prior range of approximately $850.0 million to approximately $1.0 billion that included the expected production of nickel sulphate and cobalt sulphate from November 2023 is primarily due to further refinement of the methodology used for estimating the project cost based on an MHP scope and the cost required to complete the MHP project. If in the future the Company decides to shift to a project scope that includes the production of nickel sulphate and cobalt sulphate, or any other changes to the MHP scope, then the estimated project costs would be higher. However, the Company currently has not completed and does not have plans to complete an evaluation of estimated project costs for such a project scope at this time.
The CTC estimate for the MHP scope is based solely upon the internal technical review, is subject to a number of assumptions, including refining detailed engineering, procurement, construction activities engineering, procurement and construction activities, including the cost of labor and is likely to change as the Company continues to complete its comprehensive review work, including re-engaging and re-bidding construction subcontracts. In addition to the CTC, the Company will incur costs during the construction pause between October 23, 2023 to the potential project re-start date, which the Company expects to fund with current cash and required additional interim funding. The Company will also incur other costs such as working capital, commissioning and ramp-up costs and financing costs which will be included in the full funding solution. The Company is actively exploring financing options focused on addressing the Company’s immediate liquidity needs. Refer to the sections titled “—Recent Liquidity Developments” and “—Liquidity and Capital Resources” below for further discussion.
During the three months ended March 31, 2024, Li-Cycle progressed the comprehensive review of its Rochester Hub project, including advancing work with the local market to refine go-forward cost estimates for the MHP scope.
As at March 31, 2024, the Company has incurred total costs of $567.2 million on the project, comprised of total cash spend of $455.9 million and costs incurred but not yet paid of $111.3 million. In addition, certain contractors, subcontractors, consultants and suppliers (together, the “lienors”) have filed purported mechanic’s liens against the Company’s interests in certain properties in New York State, under New York Lien Law, given alleged delays in making payments to those lienors. On April 9, 2024, one of the lienors, MasTec, commenced arbitration proceedings to seek recovery of $48.7 million allegedly due under the construction contract for the Rochester Hub project, plus interest, fees, costs and expenses. Pending the results of the arbitration proceedings, MasTec is also seeking to enforce its lien through a foreclosure action. See “Part II. Other Information — Item 1. Legal Proceedings” and “Part II. Other Information — Item 1A Risk Factors — There is substantial doubt about Li-Cycle’s ability to continue as a going concern” in this Quarterly Report on Form 10-Q and Note 17 (Commitments and contingencies) to the Consolidated Financial Statements.
Operational Initiatives
In view of the pause in construction of the Rochester Hub project, the Company slowed operations at its North American and European Spokes by pausing operations at the Ontario Spoke and slowing operations at its New York, Arizona and Alabama Spokes on an ongoing basis, as it continues to review the timing and BM&E needs of the Rochester Hub. The Company expects to continue to pause or slow down operations at its operational Spokes in North America over the course of 2024. In the three months ended March 31, 2024, Li-Cycle has focused its commercial activities on supporting key OEM and strategic partners. By focusing on the intake of EV battery packs and modules, including damaged and defective materials, the Company is increasing its opportunity to earn recycling service revenues and leveraging the main line processing capabilities of its Generation 3 Spokes in Arizona, Alabama and Germany. The Company is also seeking to maximize the commercial value of its purchased battery cell manufacturing scrap by re-selling these materials, whether directly or after processing through its ancillary lines at its Spokes, directly to third parties, primarily in the Asia-Pacific region. See “—Key Factors Affecting Li-Cycle’s Performance—Customer Demand for Recycled Materials”.
During the three months ended March 31, 2024, in North America, Li-Cycle entered into two new recycling agreements with EV OEMs for full battery pack batteries and extended an existing agreement with a leading battery cell manufacturer. During the three months ended March 31, 2024, the Company also signed a new recycling agreement, and expanded and amended two existing agreements, for modules and full battery pack batteries with three of the largest automotive EV original equipment manufacturers (OEMs) in Europe. Li-Cycle now has recycling contracts with four of the largest automotive EV OEMs in Europe. The Company also signed a new agreement with a major EV battery supplier and a global battery cell manufacturer in Europe.
The Company continues to re-evaluate its strategy for bringing on additional Spoke and Hub capacity in the near-term, specifically:
•Germany Spoke (Expansion Deferred): Line 1 capacity of 10,000 tonnes per year was operationalized in August 2023. The Company had previously announced that Line 2 capacity of 10,000 tonnes per year and ancillary capacity of up to 10,000 tonnes per year were expected to be built by the end of 2023, but these plans have been deferred (including the application to expand permitted capacity from 25,000 tonnes to 35,000 tonnes per year) and the timing of the Germany Spoke expansion is being re-evaluated as part of the go-forward strategy.
•France Spoke (Project Paused): The Company had expected to start constructing the France Spoke in 2023 and to commence operations in 2024. This Generation 3 Spoke was expected to have a main line recycling capacity of 10,000 tonnes per year, with optionality to expand to up to 25,000 tonnes per year. These plans have been paused and the timing of the France Spoke is being re-evaluated as part of the go-forward strategy.
•Norway Spoke (Project Paused): The Company had expected to use its leased facility in Norway initially as a warehouse to support the Germany Spoke operations and then start Spoke operations there in 2024. These plans have been paused and the timing of the Norway Spoke is being re-evaluated as part of the go-forward strategy.
•Ontario Spoke (Operations Paused): The Company had planned on replacing the existing Ontario Spoke in 2023 with an expanded Generation 3 Spoke and warehouse facility. The replacement plans for this Spoke have been postponed indefinitely as part of the go-forward strategy.
•Other Spoke Development Projects (Project Paused): The Company had previously disclosed that it was undertaking a site selection process for a potential new Spoke in Hungary. These plans have been postponed indefinitely as part of the go-forward strategy.
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
Financing Initiatives
As previously announced, the Company entered into a conditional commitment with the DOE Loan Programs Office for a loan for gross proceeds of up to $375.0 million through the DOE’s Advanced Technology Vehicles Manufacturing program. Subsequent to the announcement of the pause in construction of the Rochester Hub, the Company has continued to work closely with the DOE on reviewing the potential MHP scope as well as key technical, financial and legal work streams to advance toward definitive financing documentation required for closing. There can be no assurances that the process, as outlined above, will not affect the amount of the DOE Loan commitment, the amount of the additional financing required by the Company to fund a required base equity commitment in order to draw down on the DOE Loan, the amount of deductions from any potential DOE Loan proceeds, such as capitalized interest and other items, the conditions to drawing on the DOE Loan, other potential terms of the DOE Loan or that the DOE Loan will close and the Company will receive any funding. There are no assurances that the closing of the DOE Loan will yield the maximum amount of expected gross proceeds, and furthermore, that any financing would be sufficient to complete the Rochester Hub.
The Special Committee continues to work with Moelis to explore financing options and strategic alternatives to increase the short-term liquidity of the Company and, following the project review process, to support the completion of the Rochester Hub project.

Key Factors Affecting Li-Cycle’s Performance
The Company believes that its performance and future success is dependent on multiple factors that present significant opportunities for Li-Cycle, but also pose significant risks and challenges, including those discussed below and in the section of this Quarterly Report on Form 10-Q titled "Part II. Other Information - Item 1A. Risk Factors" and the section of the Annual Report on Form 10-K titled “Item 1A. Risk Factors”.
Financing Options and Strategic Alternatives
In light of Li-Cycle’s liquidity position and anticipated funding requirements, the Special Committee engaged Moelis to assist with exploring financing options and strategic alternatives. Notwithstanding the closing of the Glencore Senior Secured Convertible Note investment; there can be no assurance that Li-Cycle will be successful in identifying and implementing any further financing options and strategic alternatives. The Company will require a significant amount of financing in addition to the Glencore Senior Secured Convertible Note in order to meet its funding needs. The process of evaluating these options is costly, time-consuming and complex. Li-Cycle has incurred, and may in the future incur, significant costs related to this evaluation, as well as additional unanticipated expenses. A considerable portion of these costs have been and will continue to be incurred regardless of whether any such course of action is implemented, or any further transaction is completed. Any such costs will decrease the remaining cash available for use in Li-Cycle’s business. Any delays in this process will cause Li-Cycle’s cash balance to continue to deplete, which could make it less attractive as a counterparty. The continued review of Li-Cycle’s options may also create continued uncertainty for its employees, including as a result of the past and future reductions in workforce and this uncertainty may adversely affect its ability to retain key employees necessary to maintain its ongoing operations or to execute any potential financing or a strategic transaction. In addition, a strategic alternative process can require a significant amount of management and other employee’s time and focus, which diverts attention from operating the business. The failure to achieve some or all of the expected benefits of the financing options and strategic alternatives review, could have a material adverse effect on Li-Cycle’s competitive position, business, results of operations, financial condition and cash flows. Further, the market capitalization of Li-Cycle has sharply declined since the announcement of the construction pause on the Rochester Hub project on October 23, 2023. As a result, there is a risk that minimal or no value will be assessed on Li-Cycle’s assets by potential counterparties, and that Li-Cycle may not be able to complete any future transaction before its cash position is reduced such that it will need to terminate operations or dissolve and liquidate its assets under applicable bankruptcy laws or otherwise.
Any financing or other strategic transaction that Li-Cycle may consummate in the future could harm the business, operating results and financial condition and there can be no assurances that any financing or strategic transaction will lead to increased shareholder value or achieve any of the anticipated results. If Li-Cycle is successful in completing any future financing or other strategic alternative, it may still be subject to other operational and financial risks, including but not limited to, increased near-term and long-term expenditures; higher than expected financing or other strategic transaction costs; the incurrence of substantial debt or dilutive issuances of equity securities to fund future operations; write-downs of assets; impairment of relationships with key suppliers or customers due to changes in structure, management or ownership; the inability to retain key employees; and the cost of litigation. Furthermore, any additional financing may be insufficient to provide liquidity for ongoing operations, fund the Company’s future growth or capital projects, including the Rochester Hub or otherwise satisfy any of the Company’s funding needs, and additional financing may have restrictive covenants that significantly limit the Company’s operating and financial flexibility or its ability to obtain future financing.
See the risk factors titled “Li-Cycle has a history of losses and expects to incur significant expenses for the foreseeable future and may never achieve or sustain profitability,” “There is substantial doubt about Li-Cycle’s ability to continue as a going concern” and “There can be no assurance that the Cash Preservation Plan or the efforts to pursue financing options or strategic alternatives will achieve any of the intended results” in the section of the Annual Report on Form 10-K titled “Item 1A. Risk Factors—Risks Relating to Li-Cycle’s Business” for additional details
Development and Growth Projects
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
Financial Condition and Capital Requirements
Li-Cycle incurred a net loss of $136.7 million for the three months ended March 31, 2024. Li-Cycle expects to incur net losses in the future and may never achieve or sustain profitability. Net losses have had, and will continue to have, an adverse effect on working capital, total assets and shareholders’ equity. We have determined under ASC 205 – Presentation of financial statements, that there is a substantial doubt regarding Li-Cycle’s ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to obtain the necessary financing to meet our obligations and repay our liabilities arising from the ordinary course of business operations when they become due. In addition, Li-Cycle’s lithium-ion battery recycling operations are capital-intensive. While we have implemented the Cash Preservation Plan in order to reduce expenses and slow cash outflows and have been evaluating further financing and strategic alternatives, the outcome of these initiatives cannot be predicted with any certainty at this time. There are no assurances that Li-Cycle will be able to address its liquidity needs, including by raising sufficient capital when needed and may therefore need to significantly modify or terminate operations or dissolve and liquidate its assets under applicable bankruptcy laws or otherwise.
As a result of the numerous risks and uncertainties associated with the current status of Li-Cycle’s business, even if Li-Cycle is able to address its liquidity needs, Li-Cycle is unable to predict if it will become profitable or maintain profitability. For additional risks, see the risk factor titled “Li-Cycle has a history of losses and expects to incur significant expenses for the foreseeable future and may never achieve or sustain profitability” in the section of the Annual Report on Form 10-K titled “Item 1A. Risk Factors”. Li-Cycle’s inability to achieve, and then maintain, profitability would negatively impact its business, financial condition, results of operations, and cash flows.
The Company’s ability to satisfy claims of all its creditors in full is uncertain. Losses have been incurred since March 31, 2024 and Li-Cycle expects to incur additional expenses in connection with any future financing or strategic alternative transaction or process and site maintenance costs at the Rochester Hub and general business operations. The Company will incur costs during the construction pause on the Rochester Hub to the potential project re-start date, which the Company expects to fund with current cash and required additional interim funding. In addition, certain payments to contractors and suppliers of the Company have been delayed as a result of the Cash Preservation Plan and management has actively engaged with contractors and suppliers to the Rochester Hub project to negotiate mutually agreeable payment plans. Certain contractors, subcontractors, consultants and suppliers (together, the “lienors”) have also filed purported mechanic’s liens against the Company’s interests in certain properties in New York State, under New York Lien Law, given alleged delays in making payments to those lienors. On April 9, 2024, one of the lienors, MasTec, commenced arbitration proceedings to seek recovery of $48.7 million allegedly due under the construction contract for the Rochester Hub project, plus interest, fees, costs and expenses. Pending the results of the arbitration proceedings, MasTec is also seeking to enforce its lien through a foreclosure action. See "Part II. Other Information - Item 1. Legal Proceedings", and " Part II. Other Information – Item 1A Risk Factors - There is substantial doubt about Li-Cycle’s ability to continue as a going concern" in this Quarterly Report on Form 10-Q and Note 17 (Commitments and contingencies) to the Consolidated Financial Statements. Li-Cycle has also incurred and expects to continue to incur significant expenses relating to advisors hired to assist the Company with managing short-term liquidity and implementing liquidity generating initiatives. No assurances can be given that Li-Cycle will be able to pay its creditors in full or that Li-Cycle will not be subject to additional expenses and liabilities in addition to its current expectations.
Employee Matters and Growth Management
On October 31, 2023, the Board authorized a reduction in workforce plan across Li-Cycle. Under our Cash Preservation Plan, the Company is considering taking additional steps to reduce its workforce. On March 25, 2024, the Board approved plans to reduce approximately 17% of the Company’s workforce, primarily at the corporate level as part of the Cash Preservation Plan. As a result of the foregoing actions and considering the possibility of further reductions in workforce based on the Company’s strategic objectives and the Cash Preservation Plan to right-size and right-shape our organization, Li-Cycle cannot provide any assurance that it will be able to retain adequate staffing levels among its remaining workforce. If employees who were not affected by any reduction in force seek alternative employment, this could require the Company to seek contractor support at unplanned additional expense or otherwise harm our productivity. In addition, on March 25, 2024, as part of the ongoing comprehensive review and Cash Preservation Plan, the Company made the strategic decision to transition from its regional management structure to a centralized model, which resulted in certain leadership changes. Effective as of March 26, 2024, Tim Johnston ceased serving as the Company’s Executive Chair and transitioned to the role of interim non-executive Chair of the Company’s Board, Debbie Simpson ceased serving as the Chief Financial Officer of the Company and Richard Storrie ceased serving as the Company’s Regional President, EMEA. In addition, Craig Cunningham was appointed as the interim Chief Financial Officer of the Company, Conor Spollen was appointed as the Chief Operating Officer of the Company and Dawei Li was appointed as the Chief Commercial Officer of the Company. The loss or transition of members of its senior management or inability to retain key employees could adversely affect its business. Li-Cycle’s success depends on the skills, experience, and performance of its employees, including its senior management.
Notwithstanding the role of the Special Committee in supervising a strategic review of the Company’s operations and capital projects, and considering financing and other strategic alternatives, Li-Cycle’s executive officers and directors have a significant stake in the Company and are likely to have influence over any critical decisions relating to Li-Cycle. Li-Cycle’s executive officers and directors collectively hold, directly or indirectly, approximately 21% of the Company’s outstanding common shares as of March 31, 2024. As a result, such individuals are likely to continue to have a significant influence in determining any matters submitted to the shareholders for approval, and to have significant influence in the management and affairs of the Company. The interests of the officers and directors may differ from the interests of other shareholders of Li-Cycle due to various factors.
Share Capital
The price of Li-Cycle’s common shares has been and could remain volatile, and the market price of common shares may decrease. From April 1, 2023 to March 29, 2024, the market price of Li-Cycle’s common shares has fluctuated from a high of $6.16 per share to a low of $0.35 per share. In addition, following the announcement of the pause on the Rochester Hub project on October 23, 2023, the market capitalization of Li-Cycle declined sharply and several shareholder actions were commenced against the Company. These shareholder actions could result in substantial cost to the Company, divert management’s attention and resources and harm our business, financial condition and results of operations. See Note 17 (Commitments and Contingencies) to the Consolidated Financial Statements.
On December 20, 2023, we received a written notice from the NYSE (the “Trading Standards Notice”) that we are not in compliance with the continued listing standards set forth in Rule 802.01C of the NYSE Manual because the average closing price of our common shares over a consecutive 30 trading-day period was less than $1.00. Pursuant to Rule 802.01C, we have a period of six months following the receipt of the Trading Standards Notice to regain compliance with the minimum average closing price requirement. We notified the NYSE within 10 business days of receipt of the Trading Standards Notice of our intent to cure the deficiency. The Trading Standards Notice has no immediate impact on the listing of our common shares, subject to our continued compliance with the NYSE’s other continued listing requirements. While we have put forward a proposal to our shareholders at our annual general and special meeting of Shareholders to be held on May 23, 2024 to implement a consolidation of our issued and outstanding common shares on the basis of a consolidation ratio within a range between 2:1 and 8:1, with the ratio to be selected and implemented by the Board of Directors in its sole discretion, if at all, at any time prior to the next annual meeting of shareholders, there can be no assurance that any action taken by us to regain compliance with Rule 802.01C of the NYSE Manual will be successful.
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
There can be no assurance that Li-Cycle will attract new suppliers or expand its supply pipeline from existing suppliers, or that its relationship, including payment terms, with current suppliers will not continue to be adversely affected as a result of the current status of its business, the Company’s ability to make timely payments to suppliers and any decline in supply volume from existing suppliers or an inability to source new supplier relationships could have a negative impact on Li-Cycle’s results of operations and financial condition.
Customer Demand for Recycled Materials
Li-Cycle currently recognizes revenue from, among other things, sales of products consisting primarily of Black Mass & Equivalents, shredded metal and recycling services. If the Rochester Hub becomes operational on the basis of the MHP scope, and Li-Cycle starts processing black mass internally, then Li-Cycle expects to recognize revenue from the sale of critical battery materials such as lithium carbonate and MHP. Refer to the section titled “—Update on Strategic Priorities and Business Outlook” above for further details. The demand for Li-Cycle’s recycling services and products is driven in part by the demand for EVs (including automobiles, e-bikes, scooters, buses and trucks) and other energy storage systems. A decline in the adoption rate of EVs, or a decline in the support by governments for “green” energy technologies could reduce the demand for Li-Cycle’s products and recycling services.
Li-Cycle has entered into two agreements with Traxys covering the off-take of black mass from its Spokes in North America and certain future specialty products from the Rochester Hub. Refer to the subsection titled “Diversified In-Take and Off-Take Commercial Contracts - Off-Take Commercial Contracts for Black Mass and Battery Grade Materials” in the section of the Annual Report on Form 10-K titled “Item 1. Business”. Li-Cycle has also entered into additional off-take agreements with Glencore, covering substantially all of its other Spoke and future Hub products. On March 25, 2024, pursuant to the terms of the Allocation Agreement dated as of March 25, 2024 by and among the Company, certain of its affiliates, Traxys and Glencore Ltd. (the “Allocation Agreement”), Traxys waived its rights over 50% of the volume of black mass and refined products that would otherwise have been sold to Traxys under the Company’s existing commercial agreements with Traxys, and such material has been deemed to be Glencore-committed material under the terms of the Company’s existing commercial agreements with Glencore.
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
Li-Cycle relies on a limited number of customers from whom it generates most of its revenue. Li-Cycle has focused its commercial activities on supporting key OEM and strategic partners. By focusing on the intake of EV battery packs and modules, including damaged and defective materials, the Company is increasing its opportunity to earn recycling service revenues. The Company directly sells a portion of its products to third parties under short term contracts. The Company is also seeking to maximize the commercial value of its purchased battery cell manufacturing scrap by re-selling a portion of these materials, whether directly or after processing through the ancillary lines at its Spokes, directly to third parties, primarily in the Asia-Pacific region. In selling directly to third parties, the Company may assume additional risks, including credit risk and transportation risk. Given that these third-party contracts are generally short-term commitments, there can be no assurances that the Company will continue to obtain or renew such contracts on similarly favorable terms, which could have a material adverse effect on the Company’s business, results of operation and financial condition.
Fluctuations in Commodity Prices
The prices that Li-Cycle pays for battery feedstock for its Spokes, and the revenue that Li-Cycle recognizes from the sale of products, are impacted by the commodity prices for the metals contained in those battery feedstocks or products, notably nickel, cobalt, lithium and copper. In addition, Li-Cycle’s financial results are dependent on the volume of metals contained in the battery feedstock purchased and products sold, each of which is subject to fluctuations in commodity prices.
As a result, fluctuations in the prices of these commodities affect Li-Cycle’s costs and revenues. If the Rochester Hub becomes operational on the basis of the MHP scope, and Li-Cycle starts processing black mass internally, then Li-Cycle expects to recognize revenue from the sale of critical battery materials such as lithium carbonate. The amount of revenue that Li-Cycle will recognize from the sale of these Hub products will also be impacted by the commodity prices for the metals contained in these Hub products, notably lithium, nickel, cobalt, and copper. While Li-Cycle’s costs and revenues may vary with commodity prices and specialty product prices, the Company believes the range of end products that Li-Cycle expects to produce will result in a diversification effect that will provide it with a natural hedge against significant variations in the commodity pricing related to a single product.

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
Following the pause on the Rochester Hub project on October 23, 2023, as part of the Cash Preservation Plan, the Company executed a workforce reduction plan across the organization, paused production at its Ontario Spoke, reduced levels of BM&E production at its remaining operating Spokes in North America and suspended the development of certain Spoke projects, among other actions and expects to take similar actions in the future. The Company continues to conduct a comprehensive review of the go-forward strategy of its business and there can be no assurance that any resulting strategy will result in Li-Cycle growing or achieving profitability, even assuming that it is first successful in identifying and implementing any further financing option or strategic alternatives to address its liquidity issues. Even if the development of Li-Cycle’s Rochester Hub and full operations at its Spoke network and other future projects were able to resume, which is uncertain and may not occur in part or at all, all such projects and operations will continue to be subject to risks, including engineering, financing and availability of financing, permitting, procurement, contracting, construction, commissioning, staffing and ramp-up, and Li-Cycle cannot guarantee that these projects will be completed within expected timeframes or at all, that costs will not be significantly higher than estimated, that it will have sufficient capital to cover any increased costs or that the completed projects will meet expectations with respect to their production rates, unit costs or specifications of their end products, among others. Refer to the section titled “—Update on Strategic Priorities and Business Outlook” and the risk factor “The development of Li-Cycle’s Rochester Hub, Spoke network and other future projects is subject to risks, including with respect to financing, engineering, permitting, procurement, construction, commissioning and ramp-up, and Li-Cycle cannot guarantee that these projects will be resumed, completed in a timely manner or at all, that their costs will not be significantly higher than estimated, that financing will be sufficient to cover costs or escalated costs, or that the completed projects will meet expectations with respect to their productivity or the specifications of their respective end products, among others.” in the section of the Annual Report on Form 10-K titled “Item 1A. Risk Factors—Risks Relating to Li-Cycle’s Business” for additional details.
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

Results of Operations

	Three months ended March 31,
$ millions, except per share data	2024	2023	Change
Financial highlights
Revenue	$4.2	$3.6	$0.6
Cost of sales	(16.8)	(19.1)	2.3
Selling, general and administrative expense	(31.7)	(22.7)	(9.0)
Research and development	0.1	(0.9)	1.0
Other income (expense)	(92.5)	2.7	(95.2)
Income tax	—	(0.1)	0.1
Net loss	(136.7)	(36.5)	(100.2)
Adjusted EBITDA[1] loss	(27.4)	(37.9)	10.5
Loss per common share - basic and diluted	(0.76)	(0.21)	(0.55)
Net cash used in operating activities	$(29.1)	$(22.4)	$(6.7)

As at	March 31, 2024	December 31, 2023	Change
Cash, cash equivalents and restricted cash	$118.7	$80.3	$38.4
1Adjusted EBITDA is a non-GAAP financial measure and does not have a standardized meaning under U.S. GAAP. Refer to the section titled “Non-GAAP Reconciliations and Supplementary Information” below, including a reconciliation to comparable U.S. GAAP financial measures.
Revenue
Li-Cycle recognizes revenue from: (i) sales of products, including Black Mass & Equivalents, and shredded metal; and (ii) providing services relating to recycling of LIB, which includes coordination of inbound logistics and recycling and destruction of batteries. Sales of products are presented net of fair value gains or losses recognized in the period. Refer to the section titled “— Material Accounting Policies and Critical Estimates” below for additional details on the Company’s revenue recognition policy.

	Three months ended March 31,
$ millions, except sales volume	2024	2023
Product revenue	$2.3	$7.2
Recycling service revenue	2.3	0.5
Revenue before fair value pricing adjustments	4.6	7.7
Fair value pricing adjustments	(0.4)	(4.1)
Revenue	$4.2	$3.6

Tonnes of BM&E sold	946	881

For the three months ended March 31, 2024, revenue increased to $4.2 million, compared to $3.6 million in the three months ended March 31, 2024, primarily due to an increase in recycling service revenue as well as changes in fair value pricing adjustments, which were partially offset by a decrease in product revenue. Product revenue, net of fair market value adjustments, decreased by $1.2 million or 39% for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, despite a 7% increase in volume of products sold, primarily as result of a change in the mix of constituent payable metals in the products sold as compared to the three months ended March 31, 2023, as well as unfavorable commodity prices when compared to the previous period.
The following tables set out the period end and period average commodity prices for cobalt and nickel:

	Market price per tonne		Average market price per tonne
	As at March 31,		Three months ended March 31,
	2024	2023	2024	2023
Cobalt	$27,778	$35,935	$27,756	$35,458
Nickel	16,525	23,050	16,600	25,737
Revenue for the three months ended March 31, 2024 was impacted by unfavorable fair value pricing adjustments of $0.4 million, compared to unfavorable fair value pricing adjustments of $4.1 million for the three months ended March 31, 2024. As of March 31, 2024, 1,124 metric tonnes of Black Mass & Equivalents were subject to fair value pricing adjustments. Depending on the contractual terms, the BM&E could take up to 12 months to settle after shipment. The table below shows the expected settlement dates for the metric tonnes of BM&E subject to fair value price adjustments by quarter for the last sixteen months:

	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
271+ days	—	248	1,662	2,450	1,154
181-270 days	248	151	557	743	583
91-180 days	151	1,372	743	668	925
1-90 days	725	542	1,312	1,116	1,697
Total metric tonnes	1,124	2,313	4,274	4,977	4,359
Recycling service revenue increased $1.8 million or 360% for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 primarily as a result of new service contracts entered after the first quarter of 2023.

Cost of sales
Cost of revenue attributable to product sales includes direct and indirect materials, labor costs, manufacturing overheads, including deprecation, logistics, maintenance, and facility related expenses. Cost of sales attributable to product revenue also includes charges to write down the carrying value of inventory when it exceeds its estimated net realizable value.
Cost of sales attributable to service revenue includes the cost of the battery materials acquired with the service contract with the remaining product conversion cost being included in cost of sales attributable to product sales.
The Company’s operating Spokes continue to advance through the early operational phase as of the quarter ended March 31, 2024. While, cost of sales attributable to product revenue decreased $3.2 million or 17% for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 as a result of decreased production levels, the decrease was partially offset by increased operational costs associated repair and maintenance activities due to inconsistent throughput and limited operating history.
Cost of sales attributable to service revenue increased by $0.9 million or 100% for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 due to new service contracts entered into after the first quarter of 2023.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $9.0 million or 40% for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 primarily as a result of increased professional and legal fees of $7.9 million, primarily due to professional fees related to the Rochester Hub construction pause and legal fees incurred as a result of the three shareholder lawsuits and mechanic’s liens filed following the construction pause at the Rochester Hub (See Note 17 (Commitments and contingencies) to the Consolidated Financial Statements) and severance expense associated with the Company’s reduction in workforce announced in March 2024 of $5.1 million, partially offset by decreases of $2.4 million related to recurring personnel costs and $1.3 million in other administrative costs.
Research and development
For the three months ended March 31, 2024, research and development was an income of $0.1 million, compared to an expense of $0.9 million in the corresponding period in 2023. The $0.1 million income in research and development for the three months ended March 31, 2024 was due to research and development costs related to the Planned Portovesme Hub, which were expensed in the fourth quarter of 2023 and refunded by Glencore in accordance with our cost sharing agreement with Glencore.
Other income (expense)
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
For the three months ended March 31, 2024, other income (expense) was an expense of $92.5 million compared to other income of $2.7 million in the corresponding period of 2023. The expense for the three months ended March 31, 2024 was primarily related to debt extinguishment loss of $58.9 million and unrealized fair value loss on financial instruments of $23.8 million as a result of the amendment and restatement of the terms of the Glencore Unsecured Convertible Notes in connection with the issuance of the Glencore Senior Secured Convertible Note, a decrease in interest income of $4.4 million related to lower short term interest-bearing cash investments, partially offset by foreign exchange gains of $1.1 million as a result of favorable changes in currency rates.
Net loss
Net loss was $136.7 million in the three months ended March 31, 2024, compared to net loss of $36.5 million in the comparative period in 2023. Net loss for the three months ended March 31, 2024 was driven by the factors discussed above, primarily by the increase in the selling, general and administrative expenses, and the increase in other expense.
Adjusted EBITDA loss
Adjusted EBITDA loss was $27.4 million in the three months ended March 31, 2024, compared to $37.9 million in the corresponding period of 2023. The primary difference between Adjusted EBITDA loss and net loss for the period is the exclusion of the debt extinguishment loss of $58.9 million related to the Glencore Unsecured Convertible Notes (see Note 14 to the Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q), as well as unrealized fair value gains on financial instruments, interest income, interest expense, and depreciation.
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
Adjusted EBITDA is defined as earnings before depreciation and amortization, interest expense (income), income tax expense (recovery) adjusted for items that are not considered representative of ongoing operational activities of the business and items where the economic impact of the transactions will be reflected in earnings in future periods. Adjustments relate to fair value loss on financial instruments, debt extinguishment loss and certain non-recurring expenses. Foreign exchange (gain) loss is excluded from the calculation of Adjusted EBITDA. The following table provides a reconciliation of net loss to Adjusted EBITDA (loss).

	Three months ended March 31,
unaudited $ millions	2024	2023
Net loss	$(136.7)	$(36.5)
Income tax	—	(0.1)
Depreciation and amortization	4.2	1.9
Interest expense	11.5	1.1
Interest income	(0.6)	(5.0)
EBITDA (loss)	$(121.6)	$(38.6)
Debt extinguishment loss	58.9	—
Restructuring fees[1]	11.5	—
Fair value loss on financial instruments[2]	23.8	0.7
Adjusted EBITDA (loss)	$(27.4)	$(37.9)
1Restructuring charges include: expense related to the workforce reduction approved by the Board on March 25, 2024 which provided certain executives and non-executives with contractual termination benefits as well as one-time termination benefits; Special Committee retainers; professional fees, including legal fees incurred as a result of the three shareholder suits and the mechanic’s liens filed following the construction pause at the Rochester Hub; and expenses related to the implementation of the Cash Preservation Plan.
2Fair value loss on financial instruments relates to convertible debt.
Operational Updates

	Three months ended March 31,
unaudited $ millions, except production data in tonnes	2024	2023	Change
Operational Highlights
Capital Expenditure	$6.2	$86.3	93%
Production - Black Mass & Equivalents	1,319	1,853	29%
Capital Expenditure
Capital expenditures for the three months ended March 31, 2024 were $6.2 million, compared to $86.3 million in the three months ended March 31, 2023. The $6.2 million capital expenditures in the three months ended March 31, 2024 primarily consisted of payments for equipment and construction materials purchased during previous periods for the Rochester Hub and the Germany Spoke. The decrease in capital expenditures for the three months ended March 31, 2024 was due to the pause of construction at the Rochester Hub whereas capital expenditures for the three months ended March 31, 2023 were primarily driven by purchases of equipment and construction materials for the Rochester Hub.
Production – Black Mass & Equivalents
The Company produced 1,319 tonnes of Black Mass & Equivalents in the three months ended March 31, 2024, compared to 1,853 tonnes in the corresponding period of 2023. The decrease in production of BM&E was primarily attributable to the pause and slow down of operations at our North America Spokes.
Development of Spoke & Hub Network
Li-Cycle has three operational Spokes in North America (the New York Spoke, the Arizona Spoke and the Alabama Spoke) and one new operational Spoke in Europe (the Germany Spoke, which commenced operations in August 2023). Since October 23, 2023, production at the Ontario Spoke has been paused.
The table below outlines current installed Spoke capacity as at March 31, 2024, by Spoke location:

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
2Processes materials that do not contain electrolyte, and therefore have less risk of thermal runaway.
3Processes cathode powders to minimize dusting in downstream processes.
4Processes cathode foils into formed cubes for optimizing logistics and downstream processing.
The Company processes end-of-life batteries and certain manufacturing scrap at its Spoke main lines to produce black mass and shredded metal. Other manufacturing scrap acquired by the Company may be processed at the Company’s ancillary lines to produce intermediate products or sold directly third parties.
Li-Cycle’s first commercial Hub was under construction in Rochester, New York until October 23, 2023, when the Company announced a construction pause on its Rochester Hub project, pending completion of a comprehensive review of the go-forward strategy for the project. The Rochester Hub is expected to have a nameplate input capacity to process 35,000 tonnes of BM&E annually (equivalent to approximately 90,000 tonnes or 18 GWh of LIB equivalent feed annually). The facility is expected to have an output capacity of battery grade materials including approximately 7,500 to 8,500 tonnes per annum of lithium carbonate. The Company expects to continue to pause or slow down operations at its operational Spokes in North America as it reviews the future timing and BM&E needs of the planned Rochester Hub. The Company will also continue to re-evaluate its strategy for bringing on additional Spoke and Hub capacity in the mid-term. See "—Update on Strategic Priorities and Business Outlook", above.
Liquidity and Capital Resources
Overview
Until 2020, Li-Cycle was a development stage company with no commercial revenues. To date, Li-Cycle has financed its operations primarily through proceeds received in connection with: (i) the Business Combination; (ii) the PIPE Financing; and (iii) private placements of other Li-Cycle securities (including convertible notes and common shares).
As at March 31, 2024, the Company had $109.1 million of cash and cash equivalents on hand and convertible debt of $447.7 million. Li-Cycle has no material debt maturities until May 31, 2027. For the three months ended March 31, 2024, the Company’s net loss and net cash used in operating activities amounted to $136.7 million and $29.1 million, respectively. The Company has also incurred significant losses since its inception. The Company’s primary need for liquidity is to fund working capital requirements of its business during its comprehensive review of the Rochester Hub and go-forward strategy in addition to funding existing and remaining capital commitments related to its Rochester Hub. On October 23, 2023, the Company announced that it was pausing construction work on its Rochester Hub, due to escalating costs, pending completion of a comprehensive review of the go-forward strategy for the project, which in turn led to the establishment of the Special Committee and the implementation of the Cash Preservation Plan, among other initiatives aimed at strengthening the Company’s financial position and enhancing its liquidity. Refer to the sections entitled "- Recent Liquidity Developments” and “ - Update on Strategic Priorities and Business Outlook" above for further details.
The Company expects to finance its operations primarily through cash flows from operations and additional external financing. The Company has a declining cash balance notwithstanding the implementation of the Cash Preservation Plan. As a result, without alternative short or long-term financing in the near term, the Company will not have sufficient cash and cash equivalents on hand or other resources to support current operations for the twelve months following the filing of this Quarterly Report on Form 10-Q. This casts substantial doubt about the Company’s ability to continue as a going concern.
There can be no assurance that the Company will be able to secure additional funding, under reasonable commercial terms or at all. Furthermore, any additional financing, may be insufficient to provide liquidity for ongoing operations, to fund the Company’s future growth or capital projects, including the Rochester Hub or otherwise satisfy any of the Company’s funding needs and obligations, and additional financing may have restrictive covenants that significantly limits the Company’s operating and financial flexibility or its ability to obtain future financing.
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
The Company has evaluated whether there are conditions and events, considered in the aggregate and including the ones mentioned above, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the Consolidated Financial Statements are issued. Based on its recurring losses from operations since inception and continued cash outflows from operating activities, including funding capital commitments related to the Rochester Hub, the Company has concluded that there is substantial doubt about its ability to continue as a going concern for a period of one year from the date that the Consolidated Financial Statements are issued.
Cash Flows Summary
Presented below is a summary of Li-Cycle’s operating, investing, and financing cash flows for the three months ended March 31, 2024 and March 31, 2023:

	Three months ended March 31,
$ millions	2024	2023
Net cash used in operating activities	$(29.1)	$(22.4)
Net cash used in investing activities	(6.2)	(86.3)
Net cash provided by financing activities	73.7	—
Net change in cash, cash equivalents and restricted cash	$38.4	(108.7)
Cash and Cash Equivalents
Cash, cash equivalents and restricted cash were $118.7 million as at March 31, 2024, compared to $80.3 million as at December 31, 2023. Cash, cash equivalents and restricted cash as at March 31, 2024 included proceeds received from the issuance of the Glencore Senior Secured Convertible Note and restricted cash of $9.6 million, of which $2.9 million is held as security for waste disposal obligations related to the Germany Spoke operations and $5.5 million is a bank guarantee against a reservation fee for future battery waste recycling services. Additionally, restricted cash also includes funds held as cash collateral with a bank as security for credit cards and a performance bond.
Net Cash Used in Operating Activities
For the three months ended March 31, 2024, net cash used in operating activities were approximately $29.1 million, compared to $22.4 million in the corresponding period of 2023 and were driven by an increase in selling, general and administrative expenses including increases in professional fees primarily related to legal fees incurred as a result of the three shareholder suits and mechanic’s liens filed following the construction pause at the Rochester Hub as well as increases in severance costs as a result of the workforce reduction announced in March 2024. The workforce reduction provides certain executives and non-executives with contractual termination benefits as well as one-time termination benefits. The Company recorded the expense of $0.4 million in cost of sales and $5.1 million in selling, general and administrative expense.
Net Cash Used in Investing Activities
For the three months ended March 31, 2024, net cash used in investing activities were $6.2 million, and primarily consisted of payments for equipment and construction materials purchased during previous periods for the Rochester Hub and Germany Spoke, compared to net cash used in the investing activities of $86.3 million in the corresponding period of 2023. Net cash used in investing activities in the three months ended March 31, 2023 were driven by the capital investment in the Rochester Hub and acquisition of equipment and construction materials for the Rochester Hub.
Net Cash Provided by Financing Activities
For the three months ended March 31, 2024, net cash provided by financing activities were $73.7 million, compared to $nil in the corresponding period of 2023, and were primarily driven by $75.0 million of gross proceeds received from the issuance of the Glencore Senior Secured Convertible Note on March 25, 2024 net of $1.3 million of transaction costs.
Debt Obligations
KSP Convertible Notes
On September 29, 2021, the Company entered into a Note Purchase Agreement (the “KSP Note Purchase Agreement”) with Spring Creek Capital, LLC (an affiliate of Koch Strategic Platforms, LLC, being a subsidiary of Koch Investments Group) and issued an unsecured convertible note (the "KSP Convertible Note”) for a principal amount of $100 million to Spring Creek Capital, LLC. The KSP Convertible Note will mature on September 29, 2026, unless earlier repurchased, redeemed or converted. Interest on the KSP Convertible Note is payable semi-annually, and Li-Cycle is permitted to pay interest on the KSP Convertible Note in cash or by payment in-kind (“PIK”), at its election. Initially, interest payments made in cash were based on an interest rate of LIBOR plus 5.0% per year, and PIK interest payments were based on an interest rate of LIBOR plus 6.0% per year, with a LIBOR floor of 1% and a cap of 2%. Since July 1, 2023, as the LIBOR interest rate is no longer published, under the terms of the KSP Note Purchase Agreement, the interest rate is instead based on the sum of the Secured Overnight Financing Rate ("SOFR") and the average spread between the SOFR and LIBOR during the three-month period ending on the date on which LIBOR ceases to be published, subject to a floor of 1% and cap of 2%. On March 25, 2024, the terms of the KSP Convertible Note were modified to removing the SOFR floor of 1% and cap of 2% and including penalty interest upon an event of default consistent with the penalty interest provision of the Glencore Senior Secured Convertible Note, as described below under “—Liquidity and Capital Resources—Debt Obligations—Glencore Senior Secured Convertible Note”. The amendment was accounted for as a debt modification in accordance with ASC 470-50 - Debt Modifications or Extinguishments and no gain or loss was recognized. The PIK election results in the issuance of a new note under the same terms as the KSP Convertible Note, issued in lieu of interest payments with an issuance date on the applicable interest date. The Company has elected to pay interest by PIK since the first interest payment date of December 31, 2021. The KSP Convertible Note and the PIK notes issued thereunder are referred to collectively as the "KSP Convertible Notes”, and as at March 31, 2024, comprised the following:

Note	Date Issued	Amount Issued
Initial KSP Note	September 29, 2021	$100.0
PIK Note	December 31, 2021	1.8
PIK Note	June 30, 2022	4.1
PIK Note	December 31, 2022	4.3
PIK Note	June 30, 2023	4.4
PIK Note	December 31, 2023	4.7
Total		$119.3
On May 1, 2022, Spring Creek Capital, LLC assigned the KSP Convertible Note and the PIK note outstanding at that time to an affiliate, Wood River Capital, LLC. On May 5, 2022, the KSP Convertible Notes were amended to permit the issuance of the Glencore Unsecured Convertible Note and to amend certain investor consent related provisions. The KSP Convertible Notes were further amended on February 13, 2023 to clarify the conversion calculation

The principal and accrued interest owing under the KSP Convertible Notes may be converted at any time by the holder into the Company’s common shares, at a per share price equal to $13.43 (the “Conversion Price”). If the closing price per share of the Company’s common shares on the New York Stock Exchange is above $17.46 for 20 consecutive trading days, then the Company may elect to convert the principal and accrued interest owing under the KSP Convertible Notes, plus a make-whole amount equal to the undiscounted interest payments that would have otherwise been payable through maturity (the “Make-Whole Amount”) into the Company’s common shares at the Conversion Price.
The Company may redeem the KSP Convertible Notes at any time by payment in cash of an amount equal to 130% of the principal amount of the KSP Convertible Notes and all accrued interest owing under the KSP Convertible Notes, plus the Make-Whole Amount.
The principal and accrued interest owing under the KSP Convertible Notes may be converted at any time by the holder into the Company’s common shares at a per share price equal to $13.43. If the closing price per share of the Company’s common shares on the New York Stock Exchange is above $17.46 for twenty consecutive trading days, the Company may elect to convert the principal and accrued interest owing under the KSP Convertible Notes, plus a make-whole amount equal to the undiscounted interest payments that would have otherwise been payable through maturity (the “Make-Whole Amount”), into the Company’s common shares at the then applicable conversion price.
The Company may redeem the KSP Convertible Notes at any time by payment of an amount in cash equal to 130% of the principal amount of the KSP Convertible Notes and all accrued interest owing under the KSP Convertible Notes, plus the Make-Whole Amount. Upon a change of control transaction, the Company will be required to redeem the KSP Convertible Notes by payment of an amount in cash equal to the outstanding principal amount of the KSP Convertible Notes and all accrued interest owing under the KSP Convertible Notes, plus the Make-Whole Amount. The KSP Convertible Notes are subject to certain events of default, the occurrence of which would give the holder the right to require the Company to redeem the KSP Convertible Notes by payment of an amount in cash equal to the outstanding principal amount of the KSP Convertible Notes and all accrued interest owing under the KSP Convertible Notes, plus the Make-Whole Amount.
The obligations of the Company to make any payment on account of the principal of and interest on the KSP Convertible Notes are subordinated and junior in right of payment and upon liquidation to the Company’s obligations to the holders of all current and future senior indebtedness of the Company. As at March 31, 2024, no conversions or redemptions of the KSP Convertible Notes have taken place.
A&R Glencore Convertible Notes
On May 31, 2022, the Company issued to Glencore an unsecured convertible note in the aggregate principal amount of $200 million (the “Glencore Unsecured Convertible Note”), in a transaction exempt from registration under the U.S. Securities Act of 1933, as amended. The Glencore Unsecured Convertible Note matures five years from the date of issuance and interest on the Glencore Unsecured Convertible Note is payable on a semi-annual basis, either in cash or by PIK, at the Company’s option. The Glencore Unsecured Convertible Note accrues interest from the date of issuance at the forward-looking term rate based on SOFR for a tenor comparable to the relevant interest payment period plus 0.42826% (the “Floating Rate”) plus 5% per annum if interest is paid in cash and plus 6% per annum if interest is paid in PIK. The Floating Rate has a floor of 1% and a cap of 2%. The Company has elected to pay interest by PIK since the first interest payment date on the Glencore Unsecured Convertible Note of November 30, 2022. The Glencore Unsecured Convertible Note and the PIK notes issued thereunder are referred to collectively as the “Glencore Unsecured Convertible Notes”.
The principal and accrued interest owing under the Glencore Unsecured Convertible Notes may be converted at any time by the holder into the Company’s common shares at a per share price equal to $9.95 (the “Conversion Price”), subject to adjustments. The Company may redeem the Glencore Unsecured Convertible Notes at any time by payment of an amount in cash equal to 100% of the outstanding principal amount of the Glencore Unsecured Convertible Notes and all accrued interest owing under the Glencore Unsecured Convertible Notes. In connection with any optional redemption and provided that the holder of the Glencore Unsecured Convertible Notes has not elected to convert the Glencore Unsecured Convertible Notes into common shares following receipt of an optional redemption notice, the Company must issue warrants (the “Glencore Warrants”) to the holder of the Glencore Unsecured Convertible Notes on the optional redemption date that entitle the holder to acquire, until the maturity date of the Glencore Unsecured Convertible Notes, a number of common shares equal to the principal amount of the Glencore Unsecured Convertible Notes being redeemed divided by the then applicable Conversion Price. The initial exercise price of the Glencore Warrants will be equal to the Conversion Price as of the optional redemption date.

The obligations of the Company to make any payment on account of the principal of and interest on the Glencore Unsecured Convertible Notes are subordinated and junior in right of payment and upon liquidation to the Company’s obligations to the holders of all current and future senior indebtedness of the Company. The Glencore Unsecured Convertible Notes were amended on February 13, 2023 to clarify the conversion calculation.
On March 25, 2024, Glencore and the Company amended and restated the terms of the Glencore Unsecured Convertible Notes, in two tranches (and such resulting two tranches of the amended and restated unsecured convertible note, the “A&R Glencore Convertible Notes”). Each A&R Glencore Convertible Notes includes an event-driven modification to the Glencore Unsecured Convertible Note, with the first such modification occurring on the date (the “First Modification Date”) that is the earlier of (a) the date that is one month after the effectiveness and initial funding, if any, of a project loan financing for the Company’s Rochester Hub, and (b) December 31, 2024, and the second such modification occurring on the date (the “Second Modification Date” with either the First Modification Date or the Second Modification Date referred to herein as a “Modification Date”) that is the earliest to occur of (a) the first commercial production from the Rochester Hub, (b) construction costs exceeding the construction budget set forth in the project loan financing, and (c) June 1, 2026. Upon the occurrence of each Modification Date, the terms of the applicable Glencore Unsecured Convertible Note shall mirror the following terms of the Glencore Senior Secured Convertible Note: the maturity will be amended to be five (5) years from the applicable Modification Date, the interest rate will be amended to match the interest rate applicable to the Glencore Senior Secured Convertible Note, mandatory redemption will be required (including, from the First Modification Date and the Second Modification Date, the amount equal to a specified percentage of the excess cash flow generated by the Company and its subsidiaries for the applicable fiscal year (less certain deductions and subject to pro rata application to certain other debt of the Company) in a pro rata amount across the A&R Glencore Convertible Notes (to the extent modified) and the Glencore Senior Secured Convertible Note), and the Company will provide guarantees and security for the A&R Glencore Convertible Notes consistent with the Glencore Senior Secured Convertible Note. In addition, at each Modification Date, the conversion price for the applicable tranche will be adjusted to be the lesser of (x) an amount determined on the basis of a 30-Day VWAP having a reference date equal to applicable Modification Date plus a 25% premium per share, and (y) $9.95 per share (the current conversion price of the A&R Glencore Convertible Notes).
The Company elected to pay interest by PIK since the first interest payment on the A&R Glencore Convertible Notes on November 30, 2022. As at March 31, 2024, the A&R Glencore Convertible Notes comprised the following:

Note	Date Issued	Amount Issued
First A&R Glencore Note	March 25, 2024	$116.6
Second A&R Glencore Note	March 25, 2024	114.6
Total		$231.2
Glencore Senior Secured Convertible Note
On March 11, 2024, the Company entered into the Glencore Senior Secured Convertible Note Purchase Agreement to issue the Glencore Senior Secured Convertible Note in an aggregate principal amount of $75.0 million to an affiliate of Glencore plc. The issuance and sale of the Glencore Senior Secured Convertible Note was completed on March 25, 2024.

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
All obligations of the Company with respect to the Glencore Senior Secured Convertible Note are guaranteed by Li-Cycle Corp., Li-Cycle Americas Corp., Li-Cycle U.S. Inc., Li-Cycle Inc., and Li-Cycle North America Hub, Inc., (the “Issuance Date Note Guarantors”). Following the issuance of the Glencore Senior Secured Convertible Note and within a certain time period, Li-Cycle Europe AG and Li-Cycle Germany GmbH (the “Post-Closing Guarantors” and together with the Issuance Date Note Guarantors, the "Note Guarantors") will execute joinders to the Note Guaranty Agreement and guaranty such obligations as Note Guarantors. Each Note Guarantor unconditionally and irrevocably waives any right to revoke or otherwise discharge or defer its guaranty, and agrees that the guaranty is continuing in nature. Each Note Guarantor’s guaranty is subject to customary limitations under applicable law. Each Note Guarantor’s guaranty may be subordinated or terminated in connection with the closing date under an applicable Project Financing (as defined in the Glencore Senior Secured Convertible Note), or terminated on full payment and satisfaction of all liabilities and obligations in respect of the Glencore Senior Secured Convertible Note.
The Company and the Issuance Date Note Guarantors have also granted perfected, first priority security interests (subject to customary exceptions and permitted liens) in all of their respective assets, including intellectual property and a pledge of the equity interests of each other Note Guarantor. Within a certain time period of closing of the Glencore Senior Secured Convertible Note investment, the Post-Closing Guarantors will grant perfected, first-priority security interests (subject to customary exceptions and permitted liens) in all intra-group receivables owing to them and over all bank accounts held by such entities in their respective jurisdictions of organization. Li-Cycle Europe AG will further pledge its equity interests in Li-Cycle Germany GmbH.

Contractual Obligations and Commitments
The following table summarizes Li-Cycle’s contractual obligations and other commitments for cash expenditures as of March 31, 2024, and the years in which these obligations are due:

$ millions, undiscounted	Payment due by period
Contractual Obligations	Total	Less than	1 - 3 years	3 - 5 years	More than
		1 year			5 years
Accounts payable and accrued liabilities	$157.0	$157.0	$—	$—	$—
Lease liabilities	137.3	11.1	22.8	21.1	82.3
Restoration provisions	1.6	0.2	0.1	—	1.3
Convertible debt principal	375.0	—	100.0	275.0	—
Convertible debt interest	233.8	—	63.4	170.4	—
Total as of March 31, 2024	$904.7	$168.3	$186.3	$466.5	$83.6
As of March 31, 2024, there were $7.4 million in committed purchase orders or agreements for equipment and services, compared to $8.3 million as of December 31, 2023.
Related Party Transactions
For information about Li-Cycle’s related party transactions refer to Note 11 (Related party transactions) to the Consolidated Financial Statements and the section of the Annual Report on Form 10-K titled “Item 13. Certain Relationships and Related Transactions and Director Independence—Certain Relationships and Related Transactions.”
Off-Balance Sheet Arrangements
During the periods presented, Li-Cycle did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements.
Material Accounting Policies and Critical Estimates
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
The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the Consolidated Financial Statements are issued. Based on its recurring losses from operations since inception, which included losses from operations of $44.2 million for the quarter ended March 31, 2024 ($39.1 million for the quarter ended March 31, 2023), negative cash flows from operating activities of $29.1 million during the three months ended March 31, 2024 ($22.4 million for the quarter ended March 31, 2023), and the pause on construction of the Rochester Hub project (all as described below), the Company has concluded that there is substantial doubt about its ability to continue as a going concern for a period of one year from the date that these Consolidated Financial Statements were issued.
To date, the Company has financed its operations primarily through proceeds received in connection with: (i) the Business Combination; (ii) the concurrent $315.5 million private placement of common shares; (iii) private placements of other Company securities (including convertible notes and common shares).
On October 23, 2023, the Company announced that it was pausing construction work on its Rochester Hub project, pending completion of a comprehensive review of the go-forward strategy for the project. The pause in construction was due to escalating costs and the expectation that, aggregate costs to complete the existing scope of the project would exceed the previously disclosed budget of $560.0 million. The Company currently expects such aggregate costs to be approximately $960.2 million. Prior to the construction pause, stages of commissioning of the Rochester Hub project had been expected to commence in late 2023. Refer to the section titled " -Update on Strategic Priorities and Business Outlook" above for further details.
On March 11, 2024, the Company entered into an agreement, which was subsequently amended and restated on March 25, 2024 (the “Glencore Senior Secured Convertible Note Purchase Agreement”) to issue a senior secured convertible note in an aggregate principal amount of $75.0 million to an affiliate of Glencore plc (the “Glencore Senior Secured Convertible Note”). This transaction closed on March 25, 2024. In addition to the Glencore Senior Secured Convertible Note investment, the Company is actively exploring external financing options but there can be no assurance that the Company will be able to secure additional funding, under reasonable commercial terms or at all. Furthermore, any additional financing, including the Glencore Senior Secured Convertible Note investment, may be insufficient to provide sufficient liquidity for ongoing operations, to fund the Company’s future growth or capital projects, including the Rochester Hub, or otherwise satisfy any of the Company’s funding needs and obligations, and additional financing may have restrictive covenants that significantly limit the Company’s operating and financial flexibility or its ability to obtain future financing.
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
•On November 1, 2023, the Company initiated the implementation of a cash preservation plan (the “Cash Preservation Plan”) including reducing staffing in its corporate support functions, pausing production at its Ontario Spoke and implementing a plan to manage lower levels of BM&E production and otherwise slow down operations at its remaining operating Spoke locations. On March 25, 2024 and as part of the Cash Preservation Plan, the Board approved plans to reduce approximately 17% of the Company’s workforce, primarily at the corporate level and the Company made the strategic decision to transition from its regional management structure to a centralized model, which resulted in certain leadership changes. The Cash Preservation Plan also involves reviewing existing plans for bringing on additional Spoke capacity and taking other steps to preserve the Company’s available cash while pursuing funding alternatives for the Company and continuing to review the go-forward strategy for the Rochester Hub project.
•In addition, the Company is also pursuing additional funding alternatives, including working closely with the United States Department of Energy (“DOE”) towards obtaining financing for the Rochester Hub. As noted above, there can be no assurance that the Company will be able to secure additional funding, under reasonable commercial terms or at all.

These factors represent material uncertainties that cast substantial doubt as to the Company’s ability to continue as a going concern. These unaudited consolidated interim financial statements do not reflect adjustments that would be necessary if the going concern assumption were not appropriate. If the going concern basis was not appropriate for these condensed consolidated interim financial statements, adjustments may be necessary to the carrying value of assets and liabilities or reported expenses, and these adjustments could be material.

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
i.Sale of products including BM&E and shredded metal
ii.Services for recycling LIB batteries which includes coordination of logistics and destruction of batteries
Revenue is measured based on the consideration to which the Company expects to be entitled under a contract with a customer. The Company recognizes revenue when it transfers control of a product or completes performance of a service to a customer as outlined in the contractual terms. There are no significant financing components associated with the Company’s payment terms.
For sale of products, revenue is recognized when control of the goods has transferred, typically when the goods have been transferred to the customer. A receivable is recognized by the Company when the goods are transferred to the customer as this represents the point in time at which the right to consideration becomes unconditional, as only the passage of time is required before payment is due. The Company estimates the amount of consideration to which it expects to be entitled under provisional pricing arrangements, which is based on the initial assay results and market prices of certain constituent metals on the date control is transferred to the customer. The final consideration for BM&E and shredded metal sales is based on the mathematical product of: (i) market prices of certain constituent metals at the date of settlement, (ii) product weight, and (iii) final assay results (ratio of the constituent metals based on the initial assay and subsequently trued up by customer confirmation). Certain adjustments to revenue including marketing fees, handling and refining charges are also made per contractual terms with customers. Product sales and the related trade accounts receivable are measured using provisional prices for the constituent metals on initial recognition and any unsettled sales are remeasured at the end of each reporting period using the market prices of the constituent metals at the estimated settlement dates. Upon settlement of a sale transaction, the Company will receive or pay the incremental amount to settle the final consideration based on the constituent metal prices on the settlement date. Changes in the fair value of the receivable or payable following the sale are recognized as an adjustment in revenue and the related accounts receivable or accounts payable. If a significant decline in metal prices occurs, or assay data results in a significant change in quantity between the provisional pricing date and the final settlement date, it is reasonably possible that the Company could be required to pay an incremental amount to settle the final consideration.
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
Revenues are recorded net of estimated allowances and discounts based upon historical experience and current trends at the time revenue is recognized. These estimates are based on historical rates of customer returns and allowances. The actual amount of customer returns and allowances, which are inherently uncertain, may differ from the Company’s estimates. The Company has elected to exclude sales tax from the transaction price.

In the ordinary course of business, the Company may have consideration payable to customers in relation to recycling services, which has been netted against revenue and the consideration receivable from the customers.
Convertible debt instruments
Convertible instruments are assessed to determine classification of the whole instrument and to determine how to account for any conversion features or non-equity derivative instruments. The host instrument (i.e., convertible note element of the outstanding instruments) is classified as a financial liability and recorded at the present value of the Company’s obligation to make future interest payments in cash and settle the redemption value of the instrument in cash. The carrying value of the host instrument is accounted for at amortized cost and is therefore accreted to the original face value of the instrument, over the life, using the effective interest method. Where any embedded elements are noted, these elements are assessed for bifurcation in accordance with ASC 815 - Derivatives and Hedging. The conversion option components of convertible debt instruments issued by the Company are recorded as financial liabilities, in accordance with the substance of the contractual arrangements and the definitions of a financial liability. If any conversion options require bifurcation as embedded derivatives, such embedded derivative liabilities are initially recognized at fair value and classified as derivatives in the balance sheet. Changes in the fair value of the embedded derivative liabilities are subsequently accounted for directly through the unaudited condensed consolidated statements of operations and comprehensive income (loss) and are included in operating activities in the unaudited condensed consolidated statements of cash flows as non-cash adjustment.
The conversion options are valued using certain directly and indirectly observable inputs and are classified as Level 2 in the fair value hierarchy in accordance with ASC 820 - Fair Value Measurement. In determining the estimated fair value of the conversion options, the Company utilizes the most recent data available including risk-free interest rate, expected life of options, expected dividend yield, expected stock price volatility, and the Company’s share price. The embedded derivatives are valued using the Binomial Option Pricing Model for the KSP Convertible Notes and Finite Difference Method for the Glencore Convertible Notes.
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
As of the quarter ended March 31, 2024, the Company had two separate asset groups: its integrated Spoke and future Hub network in North America, and the EMEA Spoke network.
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

Management determined that the pause on the construction work on its Rochester Hub project pending completion of a comprehensive strategic review continues to be an indicator for potential impairment requiring it to perform a recoverability assessment. These actions represent a trigger requiring management to perform a recoverability test in line with Step 1 of the impairment assessment which compares the expected net undiscounted cash flows to be derived from the asset group for the remaining useful life of the asset group’s primary asset compared to its carrying value. For the quarter ended March 31, 2024, the Company has not experienced impairment losses on its long-lived assets on the basis that the net undiscounted cash flows for the asset groups exceed their carrying values.
The determination of the future net undiscounted cash flows used in the recoverability test required significant judgment and estimate. The areas with the highest degree of judgment related to the North America asset group and included:
• The determination of the primary asset of the North America asset group being the combination of the ROU asset arising from the ground lease related to the Rochester Hub and the Rochester Hub buildings, due to the fact that they have the longest remaining useful life, the location of the land together with the buildings that are fundamental to the overall future operations of the Rochester Hub site and that the remainder of the equipment for this asset group would have not otherwise been acquired if not for this location and buildings.
• The life of the net undiscounted cash flow model was determined to be approximately 40 years, to address estimation uncertainty relative to the remaining useful life of 49 years for the primary asset and aligning with the renewal options for the ground lease related to the Rochester Hub. The Company considered that it is reasonably certain that it will exercise each renewal option beyond the initial term, up to the maximum of 49 years inclusive of the initial non-cancellable period. To maintain the assets in good working order to generate cash flows over the projected term, sustaining capital expenditures were included based on widely accepted industry guidance from engineering, procurement, construction management firms and institutions such as the Chemical Engineering Plant Cost Index. The total cash flows were reviewed over the 40 years relative to the asset carrying value and it was noted that the carrying value of the asset group could be supported by the cash flows stemming from approximately the first 16 years of the model.
• Significant cash inflows:
• Financing to complete the construction of the Rochester Hub is assumed to be available to Li-Cycle. The company is pursuing funding alternatives in the form of bridge financing, project financing, and additional long-term funding alternatives. Two separate models were considered in order to reflect the impact of potential financing in a binary situation. The model which assumed no funding included significantly lower undiscounted net cash flows, which do not exceed the carrying amount of the North America asset group. If over time Li-Cycle does not obtain financing, there could be an impairment. The model which assumed no funding received a remote weighting when determining the amount of undiscounted net cash flows, but nevertheless, was considered for completeness purposes. When sensitized to consider an equal weighting to the receipt of funding and lack thereof, the undiscounted net cash flows were still higher than the carrying value of the North America asset group.
• Revenues are driven by the sale of end products from the Rochester Hub in an MHP only scenario and do not include the construction costs of the process areas required to produce nickel sulphate and cobalt sulphate. The key end product outputs are lithium carbonate and a mixed hydroxide product containing nickel, cobalt, and manganese. End product revenues can be further broken into price and volume.
• The Company was required to estimate the commodity prices of the constituent metals of lithium-ion battery materials over the 40-year period included in the recoverability test. The Company benchmarked the commodity prices based on external industry publications. The most significant metal contributing to the value of net undiscounted cash flows is lithium. Additionally, the Company was required to estimate the percentage of metal payables that the Company would receive on MHP products being sold (“MHP payables”), which was benchmarked to historical actual and forecasts from offtake partners. The Company further sensitized for the price of commodities (including nickel, cobalt, and lithium) increasing or decreasing by 15% of the forecasted prices for the life of the model. Separately, the Company sensitized MHP payables increasing or decreasing by 10% for the life of the model. Under either sensitized assumption the undiscounted net cash flows were still higher than the carrying value of the North America asset group.
• End product volumes are based on the capacities of the Spoke network and Rochester Hub and further impacted by the Company’s metal recoveries through the Spoke & Hub processes. When sensitized for the Hub recoveries increasing or decreasing by 5% the undiscounted net cash flows were still higher than the carrying value of the North America asset group.

• Significant cash outflows:
• Rochester Hub forecasted commissioning and operating costs which are primarily driven by the cost of reagents, labor, and utilities were developed through an internal engineering and technical report based on the Association for the Advancement of Cost Engineering to a Class 2 standard. When sensitized such that operating costs were to increase or decrease by 10% the undiscounted net cash flows were still higher than the carrying value of the North America asset group.
• The prices that Li-Cycle pays for battery feedstock for the Spoke network are generally tied to commodity prices for the metals contained in those battery feedstocks or products, notably nickel, cobalt. The company estimated forecasted commodity prices as discussed above. When sensitized for the price of commodities (including nickel, cobalt, and lithium) increasing or decreasing by 15% of the forecasted prices, the undiscounted net cash flows were still higher than the carrying value of the North America asset group.
• Construction costs to complete the Rochester Hub were developed based on the technical report for an MHP process. While these construction costs are not significant to the overall model, as proven through the sensitivity exercise whereby an increase or decrease of 5% in either direction does not impact the overall conclusion that the undiscounted net cash flows are higher than the carrying value of the North America asset group, they are significant in determining the funding gap which is assumed to be secured as discussed above.
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
Recently Issued Accounting Standards Not Yet Adopted
From time to time, new accounting standards, amendments to existing standards, and interpretations are issued by the FASB. Unless otherwise discussed, and as further highlighted in Note 2 to the condensed consolidated interim financial statements, Li-Cycle is in the process of assessing the impact of recently issued standards or amendments to existing standards that are not yet effective.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Currency Risk
The Company is exposed to currency risk as its cash is mainly denominated in U.S. dollars, while its operations also require Canadian dollars and other currencies in addition to U.S. dollars. As at March 31, 2024, the impact of a 5% change in these respective currencies versus the U.S. dollar, would result in an immaterial impact. Furthermore, Li-Cycle does not have foreign-exchange hedging contracts in place with respect to all currencies in which it does business.
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
The following table sets out the Company’s exposure, as of March 31, 2024 and December 31, 2023, in relation to the impact of movements in the cobalt and nickel price for the provisionally invoiced sales volume of BM&E by metric tonne:

As at March 31, 2024	Cobalt	Nickel
Metric tonnes subject to fair value pricing adjustments	1,124.7	1,124.7
10% increase in prices	$0.1	$0.1
10% decrease in prices	$(0.1)	$(0.1)

As at December 31, 2023	Cobalt	Nickel
Metric tonnes subject to fair value pricing adjustments	2,313.0	2,313.0
10% increase in prices	$0.2	$0.3
10% decrease in prices	$(0.2)	$(0.3)

The following table sets out the period end commodity prices for cobalt and nickel as at March 31, 2024 and December 31, 2023:

As at March 31, 2024	Market price per tonne
Cobalt	$27,778
Nickel	$16,525

As at December 31, 2023	Market price per tonne
Cobalt	$28,660
Nickel	$16,250
Capital Risk Management
The Company’s objective when managing its capital is to ensure that it will be able to continue as a going concern while maximizing the return to shareholders through the optimization of the debt and equity balance. The capital structure of the Company consists of net cash (cash and cash equivalents after deducting convertible debt) and equity of the Company (comprising issued share capital and other reserves). The Company is not subject to any externally imposed capital requirements as of March 31, 2024.
ITEM 4 CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Li-Cycle’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (“DCP”) (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, its Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2024, its disclosure controls and procedures were not effective, due to the material weaknesses in the Company’s internal control over financial reporting described below.
Changes in Internal Control Over Financial Reporting

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
As reported in Li-Cycle’s Annual Report on Form 10-K, management has concluded ICFR was not effective due to the following material weaknesses:
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
•The Company did not maintain effective information and communication processes, related to insufficient communication of internal control information and the operating ineffectiveness of its IT general controls to ensure the quality and timeliness of information used in control activities, including related to service organizations.
•As a consequence of the above, the Company had ineffective process-level and financial statement close controls, primarily due to a lack of sufficient documentation to provide evidence of the operating effectiveness of controls.

Plan for Remediation of Material Weaknesses
During the three months ended March 31, 2024, Li-Cycle continued to implement its remediation plan to address the material weaknesses and their underlying causes, and strengthen all elements of the Company’s ICFR program, including:
•Building its internal competency in technical accounting, financial reporting and internal controls to enhance its ability to execute detailed review of transactions to identify errors in a timely manner.
•Enhancing the risk assessment process to allow for the timely identification of risks of material misstatement and the impact of changes in the business that impact financial reporting risks.
•Strengthening processes to communicate internal control information and addressing operating deficiencies in IT general controls.
•Improving the quality of internal control evidence documentation to demonstrate operating effectiveness in process-level and financial statement close controls.
Although Li-Cycle continues to advance its remediation plan, the Company will not be able to conclude that it has remediated the material weaknesses until all relevant controls are fully implemented and have operated effectively for a sufficient period of time. The Company will continue to provide updates as it progresses through its remediation plan.
Except for the steps taken to address the material weaknesses in the Company’s ICFR as described above, no changes in the Company’s ICFR occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s ICFR.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
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
Dispute with MasTec Regarding Rochester Hub Construction Contract
On April 9, 2024, Mastec Industrial Corp. (“MasTec”) commenced (i) arbitration proceedings against the Company’s subsidiary, Li-Cycle North America Hub, Inc., under the terms of the construction contract for the Rochester Hub project, and (ii) a foreclosure action in the Supreme Court, County of Monroe, New York. The arbitration proceedings are being conducted with the American Arbitration Association and seek recovery of $48.7 million allegedly due under the construction contract for the Rochester Hub, plus interest, fees, costs and expenses. The Company is defending its interests and has made certain counter-claims against MasTec. The amount owed by Li-Cycle is expected to be determined in the arbitration, and the foreclosure action is expected to be stayed pending determination of the arbitration. The amount claimed in the arbitration proceedings has been reflected in the Company’s accounts payable.
For a description of our other material pending legal proceedings, see Note 17 to the Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q and the section titled “Item 3. Legal Proceedings” in our Annual Report on Form 10-K.
ITEM 1A RISK FACTORS
We describe our existing risk factors in “Item 1A. Risk Factors” of our Annual Report on Form 10-K. Other than as described below, there have been no material changes in our risk factors disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K.

There is substantial doubt about Li-Cycle’s ability to continue as a going concern.

As of March 31, 2024, Li-Cycle’s net loss and net cash used in operating activities amounted to $136.7 million and $29.1 million, respectively. Li-Cycle has also incurred significant losses since inception, expects to incur net losses in the future and has a declining cash balance. Li-Cycle expects to continue to have a net cash outflow from operations for the foreseeable future as it continues its comprehensive review of the Rochester Hub and go-forward strategy in addition to funding existing and remaining capital commitments related to its Rochester Hub and general business operations. Certain contractors, subcontractors, consultants and suppliers (together, the “lienors”) have also filed purported mechanic’s liens against the Company’s interests in certain properties in New York State related to the Rochester Hub project, under New York Lien Law, given alleged delays in making payments to those lienors. As at May 1, 2024, there were liens on the Company’s interests in the Rochester Hub property filed by contractors and suppliers to the Company of approximately $68.0 million and filed by subcontractors to the Company’s contractors of approximately $29.7 million, as well as liens on the Company’s interests in the warehouse and administrative building for the Rochester Hub filed by the Warehouse Landlord of approximately $5.1 million and filed by contractors to the Warehouse Landlord of approximately $8.6 million. Such liens may restrict the Company’s ability to dispose of its interest in such properties or pledge its interests in such properties as collateral for future financing arrangements while they remain in place. In addition, the lienors may enforce their liens by court action and courts may cause the Company’s interest in the applicable properties to be sold to satisfy such liens. There can be no assurances that any efforts by the Company to negotiate payment plans with the lienors will be successful, timely or on terms favorable to the Company. Further, the lienors could have priority over the Company’s shareholders in the event of bankruptcy or similar proceedings and, as a result, the amount of distributions our shareholders could receive in such bankruptcy or a similar proceeding could be reduced. On April 9, 2024, one of the lienors, MasTec Industrial Corp. ("MasTec") commenced arbitration proceedings to seek recovery of $48.7 million allegedly due under the construction contract for the Rochester Hub project, plus interest, fees, costs and expenses. Pending the results of the arbitration proceedings, MasTec is also seeking to enforce its lien through a foreclosure action. We are not able to predict with any reasonable degree of certainty the outcome of any such proceedings and regardless of the outcome of the arbitration or any future foreclosure action, such proceedings could result in substantial costs to the Company, divert management's attention and resources and harm our business, prospects, financial condition and results of operations. See "Part II. Other Information - Item 1. Legal Proceedings" in this Quarterly Report on Form 10-Q and Note 17 (Commitments and contingencies) to the Consolidated Financial Statements. In addition, there are inherent risks associated with the ability of the Company to execute its growth strategy and there can be no assurance that the Company will develop the manufacturing capabilities and processes, meet quality, engineering, design or production standards, or to meet the required production volumes to successfully grow into a viable, cash flow positive, business. Other circumstances such as a continued rise in inflation, commodity and labor prices and other challenging macroeconomic conditions may also arise, which could have a material and adverse effect on the Company’s cash flow and anticipated cash needs, which in turn could result in significant additional funding needs. As a result, if Li-Cycle is unable to source additional short or long-term financing in the near term, it will not have sufficient cash and cash equivalents on hand to support current operations for the twelve months following the filing of this Quarterly Report on Form 10-Q. The Company will require a significant amount of financing in order to meet its funding needs. This casts substantial doubt upon the Company’s ability to continue as a going concern without access to additional capital through financing transactions or otherwise. There are no assurances that Li-Cycle will be able to address its liquidity needs, including by raising sufficient capital when needed and may therefore need to significantly modify or terminate operations or dissolve and liquidate our assets under applicable bankruptcy laws or otherwise.
Unavailability or cancellation of third-party insurance coverage would increase our overall risk exposure, as well as disrupt our operations.
We maintain insurance coverage from third-party insurers as part of our overall risk management strategy, including coverage for director and officer liability, general liability, property liability, automobile liability, U.S. workers’ compensation liability as well as coverage for our U.S. facilities. In addition, our operations (including any potential future operations such as our Rochester Hub, the Planned Portovesme Hub project and possible future additions to our Spoke network), notwithstanding the current pause on those projects and future expansion plans, are subject to risks inherent in the lithium-ion battery recycling industry and risks associated with the construction and development of new facilities, including potential liability which could result from, among other circumstances, personal injury, environmental claims or property damage, some of which may not be insured or fully covered at any time by insurance. The availability of, and the ability to collect on, insurance coverage is subject to various factors some of which are beyond our control and is not guaranteed to cover any or all of our losses in every circumstance. Li-Cycle’s insurance coverage at any time may also be inadequate to fully cover hazard risk exposures related to any such operational risks.
Li-Cycle has no control over changing conditions and pricing in the insurance marketplace and the cost or availability of various types of insurance may change dramatically in the future. Moreover, Li-Cycle may not be able to maintain adequate insurance in the future at rates we consider reasonable and commercially justifiable, and insurance may not continue to be available on terms as favorable as our current arrangements or at all. For example, Li-Cycle is currently in the process of extending and/or renewing its insurance policies and there can be no assurance that such policies will be extended and/or renewed on favorable terms or at all. In addition, if any of Li-Cycle’s landlords for its Spoke facilities is unable to obtain insurance coverage, Li-Cycle may have to seek such coverage from its own insurance providers and there can be no assurance that such efforts will be successful. Any failure to obtain adequate insurance as well as the occurrence of a significant uninsured loss, or a loss in excess of the insurance coverage limits maintained by Li-Cycle, could materially adversely affect Li-Cycle’s business, results of operations and financial condition.
Li-Cycle relies on a limited number of commercial partners to generate most of its current and expected revenue.
Li-Cycle relies on a limited number of customers from whom we generate most of our revenue. Li-Cycle has entered into two off-take agreements with Traxys covering: (i) 100% of its production of black mass from Li-Cycle’s North American Spokes, other than such black mass as Li-Cycle has determined (in its sole discretion) is required for internal purposes at Li-Cycle’s Hubs, and (ii) 100% of its production of certain end products from Li-Cycle’s Rochester Hub, being lithium carbonate, nickel sulphate, cobalt sulphate, manganese carbonate and graphite concentrate. Li-Cycle has also entered into additional off-take agreements with Glencore, covering substantially all of its other Spoke and Hub products. Effective March 25, 2024, pursuant to the terms of the Allocation Agreement, Traxys has waived its rights over 50% of the volume of black mass and refined products that would otherwise have been sold to Traxys under the Company’s existing commercial agreements with Traxys, and such material has been deemed to be Glencore-committed material under the terms of the Company’s commercial agreements with Glencore. If we or our off-take partners are unwilling or unable to fulfill their respective contractual obligations to us, if either party fails to perform under the relevant contract, or if these off-take partners otherwise terminate such agreements prior to their expiration, our business could suffer and we may not be able to find a other off-take partners on similar or more favorable terms, which could have a material adverse effect on our business, results of operations and financial condition.
The Company also directly sells a portion of its products to third parties under short term contracts. The Company is also seeking to maximize the commercial value of its purchased battery cell manufacturing scrap by re-selling a portion of these materials, whether directly or after processing through the ancillary lines at its Spokes, directly to third parties, primarily in the Asia-Pacific region. In selling directly to third parties, the Company may assume additional risks, including heightened counterparty risk, credit risk, transportation risk and variation in pricing and sales terms, any of which could have a material adverse effect on the Company’s business, results of operations and financial condition. Given that these third-party contracts are generally short-term commitments, there can be no assurances that the Company will continue to obtain or renew such contracts, on similarly favorable terms, which could have a material adverse effect on the Company’s business, results of operation and financial condition.
Our commercial agreements with Glencore also provide for the procurement of feedstock for our Spoke facilities, and procurement of black mass for our future Hub facilities, to supplement the volumes we are currently either independently sourcing or producing. Although these agreements are not exclusive for either party, they also do not commit either party to a specific performance threshold, and therefore a substantial reduction in Glencore’s supply of either product or an unwillingness or inability to fulfill its contractual obligations to us could have a material adverse effect on our business, results of operations and financial condition.
As part of the comprehensive review, the Company is examining the scope, expected capital cost, financing, timing of completion and go-forward construction strategy options for the Rochester Hub project. The Company has been conducting an internal technical and economic review of the Rochester Hub project to assess a possible change in the project development strategy. The Company has since focused its technical review on constructing, commissioning and operating only those process areas needed to produce two key products: lithium carbonate and MHP (the "MHP scope"). The construction, commissioning and operating costs for process areas associated with production of nickel sulphate and cobalt sulphate, as originally planned for the Rochester Hub, have not been included in the internal technical review, and there are no current plans that include production of nickel sulphate and cobalt sulphate. However, the areas dedicated to the production of nickel sulphate and cobalt sulphate would be left intact under the MHP scope, to allow for the potential construction, completion, and integration of these areas in the future, although no such plans are contemplated at this time. See the section titled “Part I—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Li-Cycle’s Performance”.
Any change in product development strategy for the Rochester Hub could adversely affect our existing commercial agreements related to Hub products. For example, our commercial contracts with LG and LGES require the supply of at least 20,000 tonnes of nickel contained in nickel sulphate over the period from 2025 to 2032, including approximately 5,500 tonnes of nickel contained in nickel sulphate (being approximately 25,000 tonnes of nickel sulphate) in 2025, and any failure to satisfy such volume commitments would trigger various remedies, including requiring Li-Cycle to indemnify LG and LGES for the difference between the price that it obtains from third parties for such material (expected to be based on a premium to the LME nickel price) and the price that it would have paid Li-Cycle (which is based on discounts of 5% to 6.5% of the LME nickel price), which in turn could have a material adverse effect on our business, results of operations and financial condition. In addition, the Company has no firm off-take or commercial arrangements for MHP, which would be considered a by-product under the terms of the Company’s existing commercial arrangements with Glencore. For more information, see “Item 1. Business – Diversified In-Take and Off-Take Commercial Contracts – Off-Take Commercial Contracts for Black Mass and Battery Grade Materials - Glencore Strategic Global Commercial Arrangements” in the Annual Report on Form 10-K. There can be no assurances that the Company will be successful in entering into customer agreements for MHP on favorable terms or at all and any failure to secure or maintain customer relationships for the anticipated products of the Rochester Hub could have a material adverse effect on our business, results of operations and financial condition.

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
On March 25, 2024, as part of the previously disclosed ongoing comprehensive review and Cash Preservation Plan, the Company made the strategic decision to transition from its regional management structure to a centralized model, which resulted in certain leadership changes. Effective as of March 26, 2024, Tim Johnston ceased serving as the Company’s Executive Chair and transitioned to the role of interim non-executive Chair of the Company’s Board, Debbie Simpson ceased serving as the Chief Financial Officer of the Company and Richard Storrie ceased serving as the Company’s Regional President, EMEA. In addition, Craig Cunningham was appointed as the interim Chief Financial Officer of the Company, Conor Spollen was appointed as the Chief Operating Officer of the Company and Dawei Li was appointed as the Chief Commercial Officer of the Company. There can be no assurances that the Company’s transition to a centralized management model, including the related leadership changes, will result in efficiencies or will positively impact the Company.
On October 31, 2023, the Board authorized a reduction in workforce plan across Li-Cycle and on March 25, 2024, the Board approved additional plans to reduce approximately 17% of the Company’s global workforce. In addition, it is expected that additional steps will be taken based on our go-forward strategic objectives and the Cash Preservation Plan to right-size and right-shape our organization. Li-Cycle cannot provide any assurance that it will be able to retain adequate staffing levels among its remaining workforce or retain key employees who would not otherwise be subject to a workforce reduction. If employees who were not affected by any reduction in force seek alternative employment, this could require us to seek contractor support at unplanned additional expense or otherwise harm our productivity. Furthermore, the inability to retain highly skilled employees could adversely affect its business.
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
As of December 31, 2023, Li-Cycle’s management assessed the effectiveness of the Company’s internal control over financial reporting and concluded that the Company did not maintain effective internal control over financial reporting as of that date. Management has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024, and concluded that, as of that date, the Company’s disclosure controls and procedures were not effective, due to the material weaknesses in the Company’s internal control over financial reporting.
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
While we have taken steps to address these material weaknesses and expect to continue to implement a remediation plan to address the underlying causes, any gaps or deficiencies in our internal control over financial reporting may result in us being unable to provide required financial information in a timely and reliable manner and/or incorrectly reporting financial information. We have slowed certain aspects of the remediation plan, including during the three months ended March 31, 2024, in view of resource constraints, including in relation to the Cash Preservation Plan and recent workforce reductions as well as our focus in completing our transition from being a foreign private issuer to a U.S. domestic issuer as of January 1, 2024, including the restatement of our financial statements for past periods from IFRS to U.S. GAAP. In addition, there can be no assurance that these measures will remediate the material weaknesses in our internal control over financial reporting or that additional material weaknesses in our internal control over financial reporting will not be identified in the future. For more information, see “Part II. Other Information - Item 4. Controls and Procedures”.
In addition, on March 28, 2024, KPMG LLP (“KPMG”), the independent registered public accounting firm of the Company, notified the Company that it has decided to decline to stand for re-appointment as the Company’s independent registered public accounting firm to serve as independent auditor. However, KPMG has advised the Company that it will remain the Company’s independent registered public accounting firm until completion of its review of the consolidated interim financial statements of the Company and subsidiaries as of and for the three months ended March 31, 2024 and, if requested by the Company, as of and for the three and six months ended June 30, 2024. The process for engaging and onboarding a new independent auditor can be time consuming and costly and there can be no assurance as to when the Company will be able to appoint a new independent auditor, which may in turn adversely affect our ability to provide required financial information in a timely manner and cause delays to our SEC filings.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Insider Trading Arrangements and Policies
During the three months ended March 31, 2024, neither the Company nor any of its directors or officers adopted or terminated any 10b5-1 trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any other non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q or are incorporated herein by reference, in each case as indicated below.

Exhibit Number	Description
2.1††
Business Combination Agreement, dated as of February 15, 2021, by and among Peridot Acquisition Corp., Li-Cycle Corp. and the Company (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form F-4 (File No. 333-254843) filed with the SEC on July 6, 2021).**

3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s annual report on Form 10-K (File No. 333-40733) filed with the SEC on March 15, 2024).**
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
4.1
Specimen Common Share Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form F-4 (File No. 333-254843) filed with the SEC on July 6, 2021).**

4.2
Rights Agreement dated as of October 31, 2023, by and between the Company and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 6-K (File No. 001-40733) filed with the SEC on November 1, 2023).**

4.3
Amendment No. 1 to the Rights Agreement, dated as of March 11, 2024, by and between Li-Cycle Holdings Corp. and Continental Stock Transfer & Trust Company as rights agent (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on March 12, 2024).**

4.4
Convertible Note, dated September 29, 2021, issued by Li-Cycle Holdings Corp. to Spring Creek Capital, LLC (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form F-1 (File No. 333-259895) filed with the SEC on September 30, 2021).**

4.5
Consent to New Debt and Amendment to Convertible Note, dated May 5, 2022, by and between Li-Cycle Holdings Corp. and Wood River Capital, LLC (incorporated by reference to Exhibit 4.38 to the Company’s annual report on Form 20-F (File No. 001-40733) filed with the SEC on March 30, 2023).**

4.6
Amendment No. 2 to Convertible Note, dated February 13, 2023, by and between Li-Cycle Holdings Corp. and Wood River Capital, LLC (incorporated by reference to Exhibit 4.39 to the Company’s annual report on Form 20-F (File No. 001-40733) filed with the SEC on March 30, 2023).**

4.7
Amendment No. 3 to Convertible Note dated March 25, 2024 by and between Li-Cycle Holdings Corp. and Wood River Capital, LLC (incorporated by reference to Exhibit 4.5 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on March 25, 2024).**

4.8
Convertible Note, dated May 31, 2022, by and between Li-Cycle Holdings Corp. and Glencore Ltd. (incorporated by reference to Exhibit 4.1 to the Company’s Form 6-K (File No. 001-40733) filed with the SEC on June 2, 2022).**

4.9
Amendment No. 1 to Convertible Note, dated February 13, 2023, by and between Li-Cycle Holdings Corp. and Glencore Ltd. (incorporated by reference to Exhibit 4.40 to the Company’s annual report on Form 20-F (File No. 001-40733) filed with the SEC on March 30, 2023).**f

4.10	Senior Secured Convertible Note dated March 25, 2024 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on March 25, 2024).**
4.11
Note Guaranty dated March 25, 2024 by and among Li-Cycle Corp., Li-Cycle Americas Corp., Li-Cycle U.S. Inc., Li-Cycle Inc., Li-Cycle North America Hub, Inc. and Glencore Canada Corporation as Collateral Agent (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on March 25, 2024).**

4.12	Amended and Restated Convertible Note No. 1 dated March 25, 2024 (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on March 25, 2024).**

4.13	Amended and Restated Convertible Note No. 2 dated March 25, 2024 (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on March 25, 2024).**
10.1††
Note Purchase Agreement, dated March 11, 2024, by and between Li-Cycle Holdings Corp., Glencore Ltd. and Glencore Canada Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on March 12, 2024).**

10.2††
Amended and Restated Note Purchase Agreement dated March 25, 2024 by and among Li-Cycle Holdings Corp, Glencore Ltd., Glencore Canada Corporation and Glencore Canada Corporation as Collateral Agent (incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on March 25, 2024).**

10.3††
U.S. Pledge and Security Agreement dated March 25, 2024 by and among Li-Cycle U.S. Inc., Li-Cycle Inc., Li-Cycle North America Hub, Inc. and Glencore Canada Corporation as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on March 25, 2024).**

10.4††
U.S. Stock Pledge Agreement dated March 25, 2024 by and between Li-Cycle Americas Corp. and Glencore Canada Corporation as Collateral Agent (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on March 25, 2024).**

10.5††
Canadian General Security Agreement dated March 25, 2024 by and among Li-Cycle Holdings Corp., Li-Cycle Corp., Li-Cycle Americas Corp. and Glencore Canada Corporation as Collateral Agent (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on March 25, 2024).**

10.6††
Canadian Pledge Agreement dated March 25, 2024 by and among Li-Cycle Holdings Corp., Li-Cycle Corp., Li-Cycle Americas Corp. and Glencore Canada Corporation as Collateral Agent (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on March 25, 2024).**

10.7
Amended and Restated Registration Rights Agreement dated March 25, 2024 by and between Li-Cycle Holdings Corp. and Glencore Ltd. (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on March 25, 2024).**

10.8
Side Letter dated March 25, 2024 by and among Li-Cycle Holdings Corp., Glencore Ltd., Glencore Canada Corporation and Glencore plc (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on March 25, 2024).**

10.9†††
North America Black Mass and Refined Products Allocation Agreement dated March 25, 2024 by and among Li-Cycle Holdings Corp. and certain of its affiliates, Traxys North America LLC and Glencore Ltd. (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on March 25, 2024).**

10.10
Indemnification Side Letter dated March 25, 2024 by and among Li-Cycle Holdings Corp., Glencore Ltd. and Glencore Canada Corporation (incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on March 25, 2024).**

10.11†, †††	Executive Employment Agreement, dated March 26, 2024, by and between Li-Cycle Corp. and Conor Spollen.
10.12†	Separation Agreement, dated March 26, 2024, as amended April 24, 2024, by and between Li-Cycle Corp. and Debbie Simpson.
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1#	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350.
32.2#	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101).
**Previously filed.
†Indicates management contract or compensatory plan or arrangement.
††Certain of the exhibits and schedules to these exhibits have been omitted in accordance with Regulation S-K Item 601(a)(5). The registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
†††Pursuant to Item 601(b)(10)(iv) of Regulation S-K, portions of this exhibit have been omitted because Li-Cycle Corp. customarily and actually treats the omitted portions as private or confidential, and such portions are not material and would likely cause it competitive harm if publicly disclosed. Li-Cycle Holdings Corp. will supplementally provide an unredacted copy of this exhibit to the SEC or its staff upon request.
#This certification is deemed not filed for purpose of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
All schedules have been omitted because they are not required, are not applicable or the information is otherwise set forth in the financial statements or notes thereto.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

LI-CYCLE HOLDINGS CORP.

		By:	/s/ Ajay Kochhar
Name: Ajay Kochhar
Title: Co-Founder, President & CEO and Executive Director

		By:	/s/ Craig Cunningham
Name: Craig Cunningham
Title: Interim Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	May 10, 2024

US-LEGAL-12670681/2 176283-0007