Form 10-Q
period 2024-06-30
Li-Cycle Holdings Corp.
filed 2024-08-08
CIK 1828811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024
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

(877) 542-9253 (Registrant’s telephone number, including area code)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 2, 2024, the registrant had 22,500,212 common shares outstanding.

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
Forward-looking statements may generally be identified by the use of words such as “believe”, “may”, “will”, “continue”, “anticipate”, “intend”, “expect”, “should”, “would”, “could”, “plan”, “potential”, “future”, “target” or other similar expressions that predict or indicate future events or trends or that are not statements of historical matters, although not all forward-looking statements contain such identifying words. Forward-looking statements in this Quarterly Report on Form 10‑Q include but are not limited to statements about: the expectation that Li-Cycle will recover critical battery materials to create a domestic closed-loop battery supply chain for a clean energy future; the expectation that the steps taken under the Cash Preservation Plan will result in cash savings; Li-Cycle’s expectations regarding cash outflows; Li-Cycle’s expectations regarding the DOE Loan; Li-Cycle’s expectations that it will require significant funding before restarting the Rochester Hub project or that it will be able to restart the Rochester Hub project and the cost to complete; Li-Cycle’s expectations that it will be stopping or slowing operations at its remaining operating Spokes and re-evaluating its strategy for bringing on additional Spoke and Hub capacity in the near-term; Li-Cycle’s expectation to recognize revenue from the sale of critical battery materials; Li-Cycle’s expectation regarding other capital expenditures; Li-Cycle’s expectation that it will need to secure an alternative short or long-term financing in the near term or else it will not have sufficient cash and cash equivalents on hand or other resources to support current operations for the twelve months following the filing of this Quarterly Report; expectations related to potential financing and other strategic alternatives; expectations related to the outcome of future litigation, including the disclosure of certain mechanic's liens against the Company and the amount owed; expectations regarding the ability to attract new suppliers; expectations regarding annual growth rate of the number of EVs and hybrids; expectations regarding the price and supply of nickel and cobalt; and expectations regarding expected growth in the amount of LIB materials available for recycling. These statements are based on various assumptions, whether or not identified in this Quarterly Report on Form 10-Q, made by Li-Cycle’s management, including but not limited to assumptions regarding the timing, scope and cost of Li-Cycle’s projects, including paused projects; the processing capacity and production of Li-Cycle’s facilities; Li-Cycle’s expectations regarding workforce reductions; Li-Cycle’s ability to source feedstock and manage supply chain risk; Li-Cycle’s ability to increase recycling capacity and efficiency; Li-Cycle’s ability to obtain financing on acceptable terms or execute any strategic transactions; Li-Cycle’s ability to retain and hire key personnel and maintain relationships with customers, suppliers and other business partners; the success of the Cash Preservation Plan, the outcome of the review of the go-forward strategy of the Rochester Hub, Li-Cycle’s ability to attract new suppliers or expand its supply pipeline from existing suppliers; general economic conditions; currency exchange and interest rates; compensation costs; and inflation. There can be no assurance that such assumptions will prove to be correct and, as a result, actual results or events may differ materially from expectations expressed in or implied by the forward-looking statements.
Forward-looking statements involve inherent risks and uncertainties, most of which are difficult to predict and many of which are beyond the control of Li-Cycle, and which may cause actual results to differ materially from the forward-looking information. The risk factors and cautionary language discussed in the Annual Report on Form 10-K provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described by us in such forward-looking statements, including among other things:
•our estimated total addressable market;
•risk and uncertainties related to Li-Cycle’s ability to continue as a going concern;
•Li-Cycle’s reliance on the experience and expertise of senior management and key personnel;
•the potential for Li-Cycle’s directors and officers who hold Company common shares to have interests that may differ from, or be in conflict with, the interests of other shareholders;
•Li-Cycle’s insurance may not cover all liabilities and damages;
•Li-Cycle’s reliance on a limited number of commercial partners to generate revenue;
•customer demand for recycled materials;

•the NYSE may delist our common shares, which could limit investors’ ability to engage in transactions in our common shares and subject us to additional trading restrictions
•Li-Cycle’s failure to effectively remediate the material weaknesses in its internal control over financial reporting that it has identified or its failure to develop and maintain a proper and effective internal control over financial reporting; and
•risk of litigation or regulatory proceedings that could materially adversely impact Li-Cycle’s financial results.
The risk and uncertainties discussed in our Annual Report on Form 10-K, as well as other risks and uncertainties related to Li-Cycle’s business and the assumptions on which the forward-looking information is based are described in greater detail in the sections titled “Part II—Item 1A. Risk Factors”, “Part I—Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q. Because of these risks, uncertainties and assumptions, readers should not place undue reliance on these forward-looking statements. Actual results could differ materially from those contained in any forward-looking statements. Li-Cycle assumes no obligation to update or revise any forward-looking statements, except as required by applicable laws. These forward-looking statements should not be relied upon as representing Li-Cycle’s assessments as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
Unless otherwise indicated, the estimates included in this Quarterly Report on Form 10-Q, including with respect to the size of the EV and hybrid market in North America, price and supply of nickel and cobalt and the supply of battery materials for recycling in North America are based on the good faith estimates of our management, which in turn are based upon our management’s review of internal surveys, independent industry surveys and publications, including reports by third party research analysts and publicly available information. These data involve a number of assumptions and limitations and you are cautioned not to give undue weight to such estimates. We have not independently verified the accuracy or completeness of the data contained in such sources.

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
“Alabama Spoke” means Li-Cycle’s Spoke near Tuscaloosa, Alabama, which commenced operations on October 13, 2022.
“Allocation Agreement” the North American Black Mass and Refined Products Allocation Agreement by and between Li-Cycle and certain of its affiliates, Traxys and Glencore.
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
“B.Riley” means B. Riley Securities, Inc.
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
“common shares” means the common shares of the Company, without par value.
“Company” means Li-Cycle Holdings Corp.
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
“Ontario Spoke” means Li-Cycle’s Spoke in Kingston, Ontario, the operations of which were paused on November 1, 2023 and which has since been closed.
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
“SEC” means the U.S. Securities and Exchange Commission.
“Securities Act” means the U.S. Securities Act of 1933, as amended.
“Share Consolidation” means the share consolidation of all the common shares at a ratio of one post-consolidation common share for every eight pre-consolidation common shares, effective June 3, 2024.
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
“Traxys” means Traxys North America LLC.
References to “dollar,” “USD,” “US$” and “$” are to U.S. dollars, references to “CA$” and “Cdn. $” are to Canadian dollars and references to “EUR”, “€” are to the common currency of the European Monetary Union.

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

	For the three months ended June 30, 2024	For the three months ended June 30, 2023	For the six months ended June 30, 2024	For the six months ended June 30, 2023

Revenue
Product revenue	$5.2	$3.1	$7.1	$6.2
Recycling service revenue	3.2	0.5	5.5	1.0
Total revenue	8.4	3.6	12.6	7.2

Cost of sales
Cost of sales - Product revenue	(17.9)	(20.2)	(34.9)	(39.3)
Cost of sales - Recycling service revenue	(1.5)	—	(2.4)	—
Total cost of sales	(19.4)	(20.2)	(37.3)	(39.3)
Selling, general and administrative expense	(15.3)	(24.9)	(45.9)	(47.6)
Research and development	(0.6)	(1.3)	(0.5)	(2.2)
Loss from operations	$(26.9)	$(42.8)	$(71.1)	$(81.9)

Other income (expense)

Interest income	0.9	4.2	1.5	9.2
Interest expense	(15.6)	(0.1)	(27.1)	(1.2)
Foreign exchange gain (loss)	(1.3)	(0.5)	(0.2)	(1.0)
Fair value gain on financial instruments	34.7	7.3	10.9	6.6
Debt extinguishment loss (Note 11)	—	—	(58.9)	—
	$18.7	$10.9	$(73.8)	$13.6

Net loss before taxes	$(8.2)	$(31.9)	$(144.9)	$(68.3)
Income tax	—	—	—	(0.1)
Net loss and comprehensive loss	$(8.2)	$(31.9)	$(144.9)	$(68.4)

Net loss and comprehensive loss attributable to
Shareholders of Li-Cycle Holdings Corp.	(8.2)	(32.0)	(144.9)	(68.3)
Non-controlling interest	—	(0.1)	—	(0.1)

Loss per common share - basic and diluted	$(0.36)	$(1.45)	$(6.44)	$(3.08)
The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements.

Unaudited condensed consolidated interim balance sheets
All dollar amounts presented are expressed in millions of US dollars except share and per share amounts
	June 30,	December 31,
	2024	2023

Assets
Current assets
Cash and cash equivalents	$57.0	$70.6
Restricted cash	9.6	9.7
Accounts receivable, net	5.7	1.0
Other receivables	1.5	1.9
Prepayments, deposits and other current assets	21.4	56.2
Inventories, net	9.1	9.6
Total current assets	104.3	149.0

Non-current assets
Property, plant and equipment, net	697.8	668.8
Operating lease right-of-use assets	89.9	56.4
Finance lease right-of-use assets	—	2.2
Other assets	7.9	9.6
	795.6	737.0
Total assets	$899.9	$886.0

Liabilities
Current liabilities
Accounts payable	$103.6	$134.5
Accrued liabilities	26.1	17.6
Deferred revenue	0.6	0.2
Operating lease liabilities	9.3	4.4
Total current liabilities	139.6	156.7

Non-current liabilities
Accounts payable	6.3	—
Deferred revenue	5.3	5.3
Operating lease liabilities	85.6	56.2
Finance lease liabilities	—	2.3
Convertible debt	426.4	288.1
Asset retirement obligations	1.0	1.0
	524.6	352.9
Total liabilities	$664.2	$509.6
Commitments and contingencies (Note 14)
Going concern (Note 1)

Equity
Common stock and additional paid-in capital Authorized unlimited shares, Issued and outstanding - 22.5 million shares at June 30, 2024 (22.2 million shares at December 31, 2023)	652.5	648.3
Additional paid-in capital
Accumulated deficit	(416.5)	(271.6)
Accumulated other comprehensive loss	(0.3)	(0.3)
Total equity	235.7	376.4
Total liabilities and equity	$899.9	$886.0
The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements.

Li-Cycle Holdings Corp.
Unaudited condensed consolidated interim statements of equity
All dollar amounts presented are expressed in millions of US dollars except share and per share amounts

For the three months ended	Number of common shares	Common stock and additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Equity attributable to the shareholders of Li-Cycle Holdings Corp.	Non-controlling interest	Total
Balance, March 31, 2024	22.4	$651.6	$(408.3)	$(0.3)	$243.0	$—	$243.0
Settlement of RSUs	0.1	—	—	—	—	—	—
Stock-based compensation - RSUs	—	0.5	—	—	0.5	—	0.5
Stock-based compensation - options	—	0.4	—	—	0.4	—	0.4
Net loss and comprehensive loss	—	—	(8.2)	—	(8.2)	—	(8.2)
Balance, June 30, 2024	22.5	652.5	(416.5)	(0.3)	235.7	—	235.7

Balance, March 31, 2023	22.1	638.7	(170.1)	(0.3)	468.3	0.2	468.5
Exercise of stock options	0.1	—	—	—	—	—	—
Stock-based compensation - RSUs	—	2.8	—	—	2.8	—	2.8
Stock-based compensation - options	—	1.1	—	—	1.1	—	1.1
Payment to the holders of non-controlling interest in subsidiary	—	(0.4)	—	—	(0.4)	(0.2)	(0.6)
Net loss and comprehensive loss	—	—	(31.9)	—	(31.9)	—	(31.9)
Balance, June 30, 2023	22.2	$642.2	$(202.0)	$(0.3)	$439.9	$—	$439.9

For the six months ended	Number of common shares	Common stock and additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Equity attributable to the shareholders of Li-Cycle Holdings Corp.	Non-controlling interest	Total
Balance, December 31, 2023	22.2	$648.3	$(271.6)	$(0.3)	$376.4	$—	$376.4
Settlement of RSUs	0.3	—	—	—	—	—	—
Stock-based compensation - RSUs	—	3.2	—	—	3.2	—	3.2
Stock-based compensation - options	—	1.0	—	—	1.0	—	1.0
Net loss and comprehensive loss	—	—	(144.9)	—	(144.9)	—	(144.9)
Balance, June 30, 2024	22.5	652.5	(416.5)	(0.3)	235.7	—	235.7

Balance, December 31, 2022	22.0	635.3	(133.6)	(0.3)	501.4	0.2	501.6
Settlement of RSUs	0.1	—	—	—	—	—	—
Exercise of stock options	0.1	—	—	—	—	—	—
Stock-based compensation - RSUs	—	5.5	—	—	5.5	—	5.5
Stock-based compensation - options	—	1.8	—	—	1.8	—	1.8
Payment to the holders of non-controlling interest in subsidiary	—	(0.4)	—	—	(0.4)	(0.2)	(0.6)
Net loss and comprehensive loss	—	—	(68.4)	—	(68.4)	—	(68.4)
Balance, June 30, 2023	22.2	$642.2	$(202.0)	$(0.3)	$439.9	$—	$439.9
The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements.

Li-Cycle Holdings Corp.
Unaudited condensed consolidated interim statements of cash flows
All dollar amounts presented are expressed in millions of US dollars except share and per share amounts

	For the six months ended June 30,
	2024	2023
Operating activities
Net loss for the period	$(144.9)	$(68.4)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	4.2	6.9
Depreciation and amortization	6.8	3.9
Foreign exchange loss on translation	—	0.4
Fair value (gain) on financial instruments	(10.9)	(6.6)
Bad debt expense	—	1.1
Inventory write downs to net realizable value	(0.2)	(0.2)
Loss on write off of fixed assets	0.1	—
Interest and accretion on convertible debt	27.1	1.2
Interest paid	(0.3)	—
Debt extinguishment loss (Note 11)	58.9	—
Non-cash lease expense	(0.5)	(0.1)
	(59.7)	(61.8)
Changes in working capital items:
Accounts receivable	(4.7)	2.3
Other receivables	0.4	5.0
Prepayments and deposits	(2.3)	(12.1)
Inventories	0.8	5.3
Deferred revenue	0.4	5.4
Accounts payable and accrued liabilities	(6.9)	(7.9)
Net cash used in operating activities	$(72.0)	$(63.8)

Investing activities
Purchases of property, plant, equipment, and other assets	(15.4)	(164.9)
Net cash used in investing activities	$(15.4)	$(164.9)

Financing activities
Proceeds from convertible debt	75.0	—
Payments of transaction costs	(1.3)	—
Purchase of non-controlling interest	—	(0.4)
Net cash provided (used in) by financing activities	$73.7	$(0.4)

Net change in cash, cash equivalents and restricted cash	(13.7)	(229.1)
Cash, cash equivalents and restricted cash, beginning of period	80.3	517.9
Cash, cash equivalents and restricted cash, end of period	$66.6	$288.8

Supplemental non-cash investing activities:
Purchases of property and equipment included in liabilities	$12.6	$9.8
Supplemental information:
Bad debt recovery	$1.0	$—
The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements.

Li-Cycle Holdings Corp.
Notes to the unaudited condensed consolidated interim financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts
1.    Basis of Presentation and Summary of Significant Accounting Polices
The accompanying unaudited condensed consolidated interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting and applicable quarterly reporting regulations of the SEC and are presented in U.S. Dollars.
These condensed consolidated interim financial statements of the Company, including the condensed consolidated interim balance sheet as of June 30, 2024, the condensed consolidated interim statements of operations and comprehensive loss, condensed consolidated interim statement of equity and condensed consolidated interim statement of cash flows for the six months ended June 30, 2024 and 2023, as well as other information disclosed in the accompanying notes, are unaudited. The condensed consolidated balance sheet at December 31, 2023, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of its financial position as of June 30, 2024, and the results of operations for the three and six months ended June 30, 2024, and 2023, and cash flows for the six months ended June 30, 2024, and 2023, have been included. Interim results are not necessarily indicative of financial results for a full year or any future years or interim periods.
The Company reclassified certain amounts in the condensed consolidated interim financial statements to conform to the current period's presentation.
Going concern
The going concern basis of accounting assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business.
The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited condensed consolidated interim financial statements are issued. Based on its recurring losses from operations since inception, which included losses from operations of $26.9 million and $71.1 million for the three and six months ended June 30, 2024 ($42.8 million and $81.9 million for the three and six months ended June 30, 2023), net cash used in operating activities of $72.0 million during the six months ended June 30, 2024 ($63.8 million for the six months ended June 30, 2023), and the pause on construction of the Rochester Hub project (as described below), the Company has concluded that there is substantial doubt about its ability to continue as a going concern for a period of one year from the date that these unaudited condensed consolidated interim financial statements were issued.
As of June 30, 2024, the Company had $9.6 million in restricted cash of which $2.9 million is held as security for waste disposal obligations related to the Germany Spoke operations, and $5.5 million is a bank guarantee against a reservation fee for future battery waste recycling services. Additionally, the Company has funds held as cash collateral with its bank as security for credit cards and a performance bond. As the use of these funds is contractually restricted, and the Company does not have the ability to use these funds for general operating purposes, they are classified as restricted cash in the consolidated balance sheets.
To date, the Company has financed its operations primarily through proceeds received in connection with: (i) the Business Combination; (ii) the concurrent $315.5 million private placement of common shares; and (iii) private placements of other Company securities (including convertible notes and common shares). On March 11, 2024, the Company entered a private placement agreement (the “Glencore Senior Secured Convertible Note Purchase Agreement”) to issue a senior secured convertible note in an aggregate principal amount of $75.0 million to an affiliate of Glencore plc (the “Glencore Senior Secured Convertible Note”) which closed on March 25, 2024. The Company is actively exploring external financing options, including working closely with the United States Department of Energy (“DOE”) to reach a definitive financing agreement. However, there can be no assurance that the Company will be able to secure additional funding at attractive commercial terms or at all. Furthermore, any additional financing, including the recent Glencore Senior Secured Convertible Note investment, may be insufficient to provide adequate liquidity for ongoing operations, to fund the Company’s future growth or capital projects, including the Rochester Hub, or otherwise satisfy any of the Company’s funding needs and obligations. Additional financing will have restrictive covenants that significantly limit the Company’s operating and financial flexibility or its ability to obtain future funding.
In addition, there are inherent risks associated with the Company’s ability to execute its growth strategy. There can be no assurance that the Company will develop the manufacturing capabilities and processes, secure reliable sources of component

Li-Cycle Holdings Corp.
Notes to the unaudited condensed consolidated interim financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts supply to meet quality, engineering, design or production standards, or meet the required production volumes to grow into a viable, cash-flow-positive business successfully.
These factors, in addition to potential rising inflation, commodity and labor prices and other challenging macroeconomic conditions, have led the Company to undertake mitigation initiatives to strengthen its financial position, enhance liquidity and preserve cash flow, including:
•On October 23, 2023, Li-Cycle announced that it had paused construction work on its Rochester Hub, pending completion of a comprehensive review of the project’s future strategy.
•In connection with the comprehensive review of the go-forward strategy of the Rochester Hub project, the Board of Directors (the “Board”) established the Special Committee to, among other things, (1) oversee and supervise a strategic review of all or any of the Company’s operations and capital projects including its sales, general and administration functions, and (2) consider financing and other strategic alternatives.

•The Special Committee selected Moelis and other advisors to assist with exploring financing options to increase the liquidity of Li-Cycle and strategic alternatives managing short-term liquidity and implementing liquidity generating initiatives.
•On November 1, 2023, the Company initiated the implementation of the Cash Preservation Plan including reducing staffing in its corporate support functions, pausing production at its Ontario Spoke and implementing a plan to manage lower levels of BM&E production and otherwise slow down operations at its remaining operating Spoke locations. As part of the Company’s ongoing efforts under the Cash Preservation Plan, during the quarter ended June 30, 2024, the Company completed the workforce reduction announced on March 26, 2024, affecting approximately 17% of the Company’s workforce, primarily at the corporate level. Similarly, the Company anticipates the closure of the Ontario Spoke and warehouse facility in Kingston in the coming months. The Cash Preservation Plan continues to involve reviewing existing plans for additional Spoke capacity and taking other steps to preserve the Company’s available cash while pursuing funding alternatives and reviewing the go-forward strategy for the Rochester Hub project.
These factors represent material uncertainties that cast substantial doubt about the Company’s ability to continue as a going concern. These unaudited consolidated interim financial statements do not reflect adjustments that would be necessary if the going concern assumption were not appropriate. If the going concern basis were not appropriate for these unaudited condensed consolidated interim financial statements, adjustments to the carrying value of assets and liabilities or reported expenses may be necessary, and these adjustments could be material.
Impairment of long-lived assets
The Company reviews long-lived assets such as plant and equipment, intangible assets with finite useful lives and ROU assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset or asset group may not be recoverable. These events and circumstances may include significant decreases in the market price of an asset or asset group, significant changes in the extent or manner in which an asset or asset group is being used by the Company or in its physical condition, a significant change in legal factors or in the business climate, a history or forecast of future operating or cash flow losses, significant disposal activity, a significant decline in the Company’s share price, a significant decline in revenue or adverse changes in the economic environment. The existence of an individual indicator outlined above, or otherwise, is not automatically an indicator that a long-lived asset may not be recoverable. Instead, management exercises judgment and considers the combined effect of all potential indicators and developments present, potentially positive or negative, when determining whether a long-lived asset may not be recoverable.
For further information and details of the Company’s significant accounting policies, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K, and “Part I. Financial Information—Item 2. Management’s discussion and analysis of financial condition and results of operations - Material Accounting Policies and Critical Estimates” in this Quarterly Report on Form 10-Q.
2.    Accounting Changes
Recently issued accounting standards
Segment Reporting Disclosures

Li-Cycle Holdings Corp.
Notes to the unaudited condensed consolidated interim financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts
Standard/Description – Issuance date: November 2023. This guidance requires the disclosure of significant segment expenses that are regularly provided to a company's chief operating decision maker and included within each reported measure of segment profit or loss. The Company must also disclose “other segment items,” which is the difference between segment revenue less significant expenses for each reported measure of segment profit or loss, and a description of its composition. This guidance also requires all segment annual disclosures to be provided on an interim basis.
Effective Date and Adoption Considerations – The guidance is effective for annual periods beginning in 2024, and for interim periods beginning January 1, 2025, and is required to be applied on a retrospective basis to all prior periods presented. Early adoption is permitted. The Company will adopt the guidance as of the effective date.
Effect on Financial Statements or Other Significant Matters – The Company is currently evaluating the impact of adoption on its financial statements; however, as the guidance is a change to disclosures only, no impacts to the consolidated financial results are expected.
Income Tax Disclosures
Standard/Description – Issuance date: December 2023. This guidance requires disaggregated disclosure of the tax rate reconciliation into eight categories, with further disaggregation required for items greater than a specific threshold. Additionally, the guidance requires the disclosure of income taxes paid disaggregated by federal, state and foreign jurisdictions.
Effective Date and Adoption Considerations – The guidance is effective January 1, 2025 and early adoption is permitted. The Company expects to adopt the guidance as of the effective date.
Effect on Financial Statements or Other Significant Matters – The Company is currently evaluating the impact of adoption on its financial statements; however, as the guidance is a change to disclosures only, no impacts to the consolidated financial results are expected.
3.    Revenue – product sales and recycling services

	For the three months ended June 30, 2024	For the three months ended June 30, 2023	For the six months ended June 30, 2024	For the six months ended June 30, 2023
Product revenue recognized in the period	$5.0	$4.8	$6.4	$12.0
Fair value pricing adjustments	0.2	(1.7)	0.7	(5.8)
Product revenue	$5.2	$3.1	$7.1	$6.2
Recycling service revenue recognized in the period	3.2	0.5	5.5	1.0
Revenue	$8.4	$3.6	$12.6	$7.2
During the currently paused construction of the Rochester Hub project, the Company's principal lines of business are the sale of products (including Black Mass & Equivalents and shredded metal) and lithium-ion battery recycling services which together account for 100% of sales. The principal markets for the Company's products and recycling services are the United States, Canada, Germany, and Asia.
Product revenue, and the related trade accounts receivables are measured at initial recognition using provisional prices for the constituent metals on initial recognition and any unsettled sales are remeasured at the end of each reporting period using the market prices of the constituent metals. Changes in fair value are recognized as an adjustment to product revenue, and the related accounts receivable, and can result in gains and losses when the applicable metal prices increase or decrease from the date of initial recognition.
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
The allowance for credit losses as at June 30, 2024 was $nil (December 31, 2023 : $nil) and no expected credit loss provisions were recognized for the six months ended June 30, 2024.

Li-Cycle Holdings Corp.
Notes to the unaudited condensed consolidated interim financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts
Bad debt expense recovery for the three and six months ended June 30, 2024 was $1.0 million and $1.0 million (Bad debt expense for the three and six months ended June 30, 2023: $0.1 million and $1.1 million).
Accounts receivable are stated at the amount the Company expects to collect. The Company generally does not require collateral or other security in support of accounts receivable. To reduce credit risk, the Company performs ongoing credit evaluations of its customers’ financial condition.
Deferred revenue
In the normal course of business, the Company receives advances from customers for the sale of products and the provision of lithium-ion battery recycling services. The table below depicts the activity in the deferred revenue account during the six months ended June 30, 2024 and 2023.
Product Revenue

As at	June 30, 2024	December 31, 2023
Balance, beginning of the period	$—	$—
Additions	3.4	—
Revenue recognized	(2.8)	—
Foreign exchange loss	—	—
Balance, end of the period	$0.6	$—
Current deferred revenue	0.6	—
Non-current deferred revenue	$—	$—
Service Revenue

As at	June 30, 2024	December 31, 2023
Balance, beginning of the period	$5.5	$—
Additions	—	5.4
Amounts recognized in product revenue	—	—
Foreign exchange revaluation	(0.2)	0.1
Balance, end of the period	$5.3	$5.5
Current deferred revenue	—	0.2
Non-current deferred revenue	$5.3	$5.3
The remaining performance obligation (RPO) relates to the delivery of products or services for which cash has been received in advance. At June 30, 2024, $5.3 million relates to services and is expected to be recognized in 3-5 years, and $0.6 million relates to products and is expected to be recognized in 2024.
4.    Prepayments, deposits and other current assets

As at	June 30, 2024	December 31, 2023
Prepaid equipment deposits	$0.9	$40.1
Prepaid transaction costs	10.0	7.8
Prepaid lease deposits	6.1	5.6
Prepaid insurance	5.6	4.6
Prepaid construction charges	0.9	2.6
Other prepaids	4.2	3.3
Total prepayments, deposits and other current assets	$27.7	$64.0
Non-current security deposits	(6.1)	(5.0)
Non-current insurance	(0.2)	(2.8)
Current prepayments and deposits	$21.4	$56.2
Other prepaids consist principally of other deposits, prepaid subscriptions and environmental deposits. Non-current security deposits and non-current insurance are recorded in other assets on the condensed consolidated interim statements of financial

Li-Cycle Holdings Corp.
Notes to the unaudited condensed consolidated interim financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts position. Prepaid transaction costs primarily consist of prepayments made in connection with the conditional commitment with the U.S. Department of Energy Loan Programs Office for a loan.
5.    Inventories, net

As at	June 30, 2024	December 31, 2023
Raw materials	$—	$0.8
Finished goods	3.0	3.7
Parts and tools	6.1	5.1
Total inventories, net	$9.1	$9.6
The inventory balances for raw materials and finished goods are presented at the lower of cost or net realizable value. For the three and six months ended June 30, 2024, the write down of inventory was $2.0 million and $0.2 million (three and six months ended June 30, 2023: reversal of write down of $2.3 million and $0.2 million). The adjustments are recorded in cost of sales in the unaudited condensed consolidated interim statements of operations and comprehensive income (loss).
6.    Property, plant and equipment, net

As at	June 30, 2024	December 31, 2023
Plant equipment	$53.3	$55.3
Computer equipment	4.6	4.5
Vehicles	0.2	0.2
Leasehold improvement	13.0	13.5
Construction in progress - Rochester Hub	579.5	547.2
Construction in progress - Spoke Network	38.5	34.7
Construction in progress - Buildings	29.6	29.5
	$718.7	$684.9
Less – accumulated depreciation	(20.9)	(16.1)
Total property, plant and equipment, net	$697.8	$668.8
For the three and six months ended June 30, 2024, $nil and $nil in borrowing costs (for the three and six months ended June 30, 2023: $9.1 million and $16.8 million) were capitalized to assets under construction due to the pause of construction at the Rochester Hub. Depreciation expense for the three and six months ended June 30, 2024 was $2.6 million and $4.8 million compared to $2.0 million and $3.9 million in the corresponding periods of 2023. In the three months ended June 30, 2024, the Company recognized as a reduction in the Construction in progress - Spoke Network amount on the receipt of $5.8 million (€5.3 million) of the $6.9 million (€6.4 million) approved grant for the Germany Spoke from the State of Saxony-Anhalt, Germany.
Refer to Note 14 (Commitments and contingencies) for details of contractual commitments to purchase fixed assets.
7.    Leases
The Company’s lease portfolio is predominantly operating leases for plant operations, storage facilities, and office space. The Company presents operating lease and finance lease balances separately on the consolidated balance sheets. The Company’s finance leases relate to plant operations. The Company does not include options to extend leases in the lease term until they are reasonably certain to be exercised. The following table presents the Company's lease balances and their classification on the unaudited condensed consolidated interim statements of operations and comprehensive loss:

Li-Cycle Holdings Corp.
Notes to the unaudited condensed consolidated interim financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts

	June 30, 2024	June 30, 2023
Finance lease
Amortization of ROU assets	$—	$—
Interest on lease liabilities	0.1	—
Total finance lease cost	$0.1	$—

Operating lease cost	$6.4	$2.3
Short-term lease cost	—	—
Variable lease cost	0.8	0.4
Total lease cost	$7.3	$2.7
The weighted average remaining lease term of the Company's premises and equipment operating leases is 20.50 years as at June 30, 2024 and 14.48 years as at December 31, 2023. The weighted average remaining lease term of the Company's premises and equipment finance leases is 2.50 years as at June 30, 2024 and 46.78 years as at December 31, 2023.
The weighted average lease discount rate of the Company's premises and equipment operating leases is 8.00% as at June 30, 2024 and 7.69% as at December 31, 2023. The weighted average lease discount rate of the Company's premises and equipment finance leases is 11.56% as at June 30, 2024 and 9.49% as at December 31, 2023.

Supplemental Cash Flow Related Disclosures	For the six months ended June 30, 2024	For the six months ended June 30, 2023

Cash paid for amounts related to lease liabilities:
Operating cash flows from operating leases	$6.1	$4.8
Operating cash flows from finance leases	0.1	—
Financing cash flows from finance leases	—	—

Recognition of ROU assets and lease liabilities for new operating leases	$36.8	$7.3
Derecognition of ROU assets and lease liabilities for new finance leases	(2.2)	—
Maturities of lease liabilities as of June 30 were as follows:

	Operating Leases	Finance Leases
2025	$13.7	—
2026	13.6	—
2027	12.8	—
2028	12.1	—
2029	11.9	—
Thereafter	161.1	—
Total future minimum lease payments	$225.2	$—
Imputed interest	(130.3)	—
Total lease liabilities	$94.9	$—
At June 30, 2024, none of the Company's executed leases that had not yet commenced will create significant rights or obligations in the future and sublease transactions are not material. There were no restrictions or covenants imposed by the Company’s leases.

Li-Cycle Holdings Corp.
Notes to the unaudited condensed consolidated interim financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts
8.    Other assets

As at	June 30, 2024	December 31, 2023
Non-current security deposits	$6.1	$5.0
Non-current insurance	0.2	2.8
Intangible assets, net	1.6	1.8
Total other assets	$7.9	$9.6
As of June 30, 2024 and December 31, 2023, the Company's intangible assets consisted of the following:

As at	June 30, 2024	December 31, 2023
Internal-use software	$0.6	$0.7
Cloud computing arrangements	1.3	1.3
	$1.9	$2.0
Less - accumulated amortization	(0.3)	(0.2)
Intangible assets, net	$1.6	$1.8
Amortization expense relating to cloud computing arrangements is recorded in selling, general and administrative expenses in the unaudited condensed consolidated interim statements of operations and comprehensive loss for the three and six months ended June 30, 2024 is below $0.1 million and $0.1 million (for the three and six months ended June 30, 2023: $nil and nil).
9.    Related party transactions
For information about Li-Cycle’s related party transactions, refer to Note 9 (Related party transactions) to the Consolidated Financial Statements and the section of the Annual Report on Form 10-K titled “Item 13. Certain Relationships and Related Transactions and Director Independence—Certain Relationships and Related Transactions.”
The Company has convertible debt instruments with affiliates of Glencore plc. (“Glencore”). Refer to Note 11 (Convertible debt) for more information.
The Company has agreements with Glencore to sell certain products from its Spokes. During the three and six months ended June 30, 2024, the Company recorded a net loss of below $0.1 million and $0.3 million, respectively, from sales to Glencore, which was driven by losses from the finalization of provisional sales from prior periods, which exceeded sales in the period (revenue from sales to Glencore were $0.3 million and $1.2 million for the three and six months ended June 30, 2023).
On May 31, 2022, the Company entered into agreements with Glencore, pursuant to which the Company pays (i) sourcing fees on feed purchased for the Company's Spokes; and (ii) marketing fees on the sale of Black Mass to third parties. Sourcing fees and marketing fees for the three months ended June 30, 2024 were below $0.1 million, compared to below $0.1 million in the three months ended June 30, 2023. The sourcing fees and marketing fees for the six months ended June 30, 2024, were below $0.1 million (for the six months ended June 30, 2023: below $0.1 million). The net account payable to Glencore as of June 30, 2024 was $0.3 million (net account receivable as of December 31, 2023: $0.2 million).
The Company has engaged Fade In Production Pty. Ltd., which is controlled by certain members of the immediate family of the former interim non-executive Chair of the Company’s Board, to provide it with corporate video production services since 2017. Total expenses were below $0.1 million for the six months ended June 30, 2024 (below $0.1 million for the six months ended June 30, 2023).
In September 1, 2020, the Company engaged Consulero Inc., which is controlled by certain members of the immediate family of the Company's President and Chief Executive Officer, to provide it with technology services in relation to the Company's inventory management system. Total expense and accrual was $nil and below $0.1 million for the three and six months ended June 30, 2024 (below $0.1 million and below $0.1 million for the three and six months ended June 30, 2023, respectively).

Li-Cycle Holdings Corp.
Notes to the unaudited condensed consolidated interim financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts
10.    Accounts payable and accrued liabilities

As at	June 30, 2024	December 31, 2023
Accounts payable	$109.9	$134.5
Accrued expenses	18.7	14.5
Accrued compensation	7.4	3.1
Total accounts payable and accrued liabilities	$136.0	$152.1
Non-current accounts payable	(6.3)	—
Current accounts payable and accrued liabilities	$129.7	$152.1
During the six months ended June 30, 2024, the Company reached new agreements and renegotiated certain previous agreements with certain suppliers to extend the payment terms for the amounts invoiced beyond one year. The Company recorded these amounts as non-current accounts payable in the unaudited condensed consolidated interim balance sheet as of June 30, 2024.
On March 25, 2024, the Board approved plans to reduce approximately 17% of its workforce, primarily at the corporate level, as part of the Company’s ongoing efforts to right size and right shape its organization as part of the Cash Preservation Plan. The workforce reduction provides certain executives and non-executives with contractual termination benefits as well as one-time termination benefits. The Company recorded an expense of $0.6 million in cost of sales and $5.4 million in selling, general and administrative expense in the unaudited condensed consolidated interim statements of operations and comprehensive loss for the six months ended June 30, 2024 for contractual termination benefits that are considered severance benefits plans as they are both probable and reasonably estimable as of June 30, 2024.
11.    Convertible debt

As at	June 30, 2024	December 31, 2023
KSP Convertible Notes (a)	$107.9	$99.1
Glencore Convertible Notes (b)	318.5	189.0
Total convertible debt at end of the period	$426.4	$288.1
The KSP Convertible Notes and the A&R Glencore Convertible Notes are all unsecured debt instruments and the Glencore Senior Secured Convertible Note is a secured debt instrument. The amount of maturities and sinking fund requirements for convertible debt instruments, with interest components rolled into principal, for each of the next five years are as follows as of June 30:

2025	$—
2026	—
2027	164.9
2028	320.1
2029	130.9
Total	$615.9

Li-Cycle Holdings Corp.
Notes to the unaudited condensed consolidated interim financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts
(a)KSP Convertible Notes

As at	June 30, 2024	December 31, 2023
Principal of convertible note at beginning of period	$119.3	$110.2
Issuance of convertible notes	7.2	9.1
Principal of convertible notes at end of the period	$126.5	$119.3

Conversion feature at beginning of period	$—	$6.0
Fair value (gain) loss on embedded derivative	—	(6.0)
Conversion feature at end of period	$—	$—

Debt component at beginning of the period	$99.1	$85.4
Debt component issued	7.2	9.1
Accrued interest paid in kind	(7.2)	(9.1)
Accrued interest expense	8.8	13.7
Debt component at end of period	$107.9	$99.1
Total KSP convertible debt at end of period	$107.9	$99.1
On September 29, 2021, the Company entered into a Note Purchase Agreement (the “KSP Note Purchase Agreement”) with Spring Creek Capital, LLC (an affiliate of Koch Strategic Platforms, LLC, being a subsidiary of Koch Investments Group) and issued an unsecured convertible note (the “KSP Convertible Note”) for a principal amount of $100 million to Spring Creek Capital, LLC. The KSP Convertible Note will mature on September 29, 2026, unless earlier repurchased, redeemed or converted. Interest on the KSP Convertible Note is payable semi-annually, and Li-Cycle is permitted to pay interest on the KSP Convertible Note in cash or by payment in-kind (“PIK”), at its election. Initially, interest payments made in cash were based on an interest rate of LIBOR plus 5.0% per year, and PIK interest payments were based on an interest rate of LIBOR plus 6% per year, with a LIBOR floor of 1% and a cap of 2%. Since July 1, 2023, as the LIBOR interest rate is no longer published, under the terms of the KSP Note Purchase Agreement, the interest rate is instead based on the sum of the SOFR and the average spread between the SOFR and LIBOR during the three-month period ending on the date on which LIBOR ceases to be published, subject to a floor of 1% and cap of 2%. On March 25, 2024, the Company amended the KSP Note Purchase Agreement to modify the interest rate terms of the KSP Convertible Note, by removing the SOFR floor of 1% and cap of 2% and including penalty interest upon an event of default consistent with the penalty interest provision of the Glencore Senior Secured Convertible Note. The amendment was accounted for as a debt modification and no gain or loss was recognized. After the amendment, the effective interest rate of the KSP Convertible Note is 18.7%. Interest payments are based on an interest rate of the SOFR for a tenor comparable to the relevant interest payment period plus 0.58%.
The PIK election results in the issuance of a new note under the same terms as the KSP Convertible Note, issued in lieu of interest payments with an issuance date on the applicable interest date. On May 1, 2022, Spring Creek Capital, LLC assigned the KSP Convertible Note and the PIK note outstanding at that time to an affiliate, Wood River Capital, LLC. The Company has elected to pay interest by PIK since the first interest payment date of December 31, 2021. The KSP Convertible Notes as at June 30, 2024, comprised the following:

Note	Date Issued	Amount Issued
Initial KSP Note	September 29, 2021	$100.0
PIK Note	December 31, 2021	1.8
PIK Note	June 30, 2022	4.1
PIK Note	December 31, 2022	4.3
PIK Note	June 30, 2023	4.4
PIK Note	December 31, 2023	4.7
PIK Note	June 30, 2024	7.2
Total		$126.5
At the option of the holder, the KSP Convertible Notes may be converted into common shares of the Company at a conversion price of $107.44 ($13.43 prior to the Share Consolidation), subject to customary anti-dilutive adjustments. If the Company’s share price is equal to or greater than $139.68 ($17.46 prior to the Share Consolidation), for a period of twenty consecutive days, the Company can force conversion of the KSP Convertible Notes at an amount equal to the sum of principal, accrued but unpaid interest, plus any make-whole amount which equal to the undiscounted interest that would have been payable from the date of

Li-Cycle Holdings Corp.
Notes to the unaudited condensed consolidated interim financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts conversion to the maturity date. At the Company’s option at any time, the Company can also redeem all of the KSP Convertible Notes at any time for a cash purchase price equal to 130% of the principal plus unpaid interest until maturity. The conversion feature under the KSP Convertible Notes has been recorded as a bifurcated embedded derivative liability since the conversion ratio does not always result in a conversion of a fixed dollar amount of liability for a fixed number of shares due to the optionality of the interest rate utilized on conversion at the Company’s option. The KSP Convertible Notes are also subject to redemption upon a change of control event or an event of default. Under an event of default, redemption happens upon occurrence of an event at the holder’s discretion. Under a change of control event, mandatory redemption happens upon occurrence of an event. Both the change of control and event of default options under the KSP Convertible Notes have been recorded as bifurcated embedded derivative liabilities as the redemption price triggered by these features represents a substantial premium over the principal amount. The bifurcated embedded derivatives are measured at fair value bundled together as a single compound embedded derivative. As at June 30, 2024, no conversions or redemptions had taken place.
The fair value of the compound embedded derivative upon issuance of the KSP Convertible Notes was determined to be a liability of $27.7 million whereas the remaining $72.3 million, net of transaction costs of $1.6 million, was allocated to the principal portion of the debt. During the three and six months ended June 30, 2024, the Company recognized a fair value gain of $0.1 million and less than $0.1 million on the embedded derivatives (for the six months ended June 30, 2023: gain of $0.7 million). The embedded derivatives were valued using the Binomial Option Pricing Model. The assumptions used in the model were as follows:

	(Issuance date) September 29, 2021	December 31, 2023	June 30, 2024
Risk free interest rate	1.1%	4.2%	4.8%
Expected life of options	5.0 years	3.8 years	2.3 years
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	66%	63%	71%
Share Price	$12.56	$4.76	$6.53
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

As at	June 30, 2024	December 31, 2023
Principal of convertible note at beginning of period	$225.3	$208.1
Issuance of convertible notes	75.0	17.2
Principal of convertible note at end of period	$300.3	$225.3

Conversion feature at beginning of period	$0.4	$16.5
Change in the period:
Fair value gain for the year ended December 31, 2023	—	(16.1)
Fair value loss on the conversion features embedded in the A&R Glencore Convertible Notes from January 1, 2024 to March 25, 2024	1.8	—
Extinguishment of the conversion feature embedded in the A&R Glencore Convertible Notes as part of the modification	(2.2)	—
Issuance of conversion feature embedded in Glencore Senior Secured Convertible Note	59.0	—
Issuance of the conversion feature embedded in the A&R Glencore Convertible Notes as part of the modification	99.2	—
Fair value gain on the conversion features from March 26, 2024 to June 30, 2024	(12.7)	—
Conversion feature at end of period	$145.5	$0.4

Debt component at beginning of period	$188.6	$164.9
Change in the period:
Issuance of debt component	—	17.2
Accrued interest paid in kind	—	(17.2)
Accrued interest expense for the year ended December 31, 2023	—	23.7
Accrued interest and accretion expense from January 1, 2024 to March 25, 2024	5.9	—
Extinguishment of the debt component related to A&R Glencore Convertible Notes as part of the modification	(194.5)	—
Issuance of debt component of the Glencore Senior Secured Convertible Note	48.0	—
Issuance of the debt component of the A&R Glencore Convertible Notes as part of the modification	124.4
Transaction costs	(8.6)	—
Accrued interest expense from March 26, 2024 to June 30, 2024	9.2	—
Debt component at end of period	$173.0	$188.6
Total Glencore convertible debt at end of period	$318.5	$189.0

Reconciliation of net change in Convertible debt to Debt extinguishment loss in the six months ended June 30, 2024
Extinguishment of the conversion feature embedded in the A&R Glencore Convertible Notes as part of the modification	$(2.2)
Issuance of conversion feature embedded in Glencore Senior Secured Convertible Note	59.0
Issuance of the conversion feature embedded in the A&R Glencore Convertible Notes as part of the modification	99.2
Total change in the conversion features	156.0
Extinguishment of the debt component related to A&R Glencore Convertible Notes as part of the modification	(194.5)
Issuance of debt component of the Glencore Senior Secured Convertible Note	48.0
Issuance of the debt component of the A&R Glencore Convertible Notes as part of the modification	124.4
Total change in the debt components	(22.1)
Total net change in convertible debt in the six months ended June 30, 2024	133.9
Proceeds from convertible debt	(75.0)
Debt extinguishment loss	$58.9
On March 25, 2024, the Company amended, restated and consolidated, the Glencore Unsecured Convertible Note and the PIK notes issued thereunder, such that they were split into two tranches, and certain terms of the Glencore Unsecured Convertible Note and the PIK notes issued thereunder were amended, effective from the occurrence of: (a) for the first tranche (the “First

Li-Cycle Holdings Corp.
Notes to the unaudited condensed consolidated interim financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts
A&R Glencore Note”), the earliest of the date that is one month after the effectiveness and initial funding, if any, of a project loan financing for the Rochester Hub, and December 31, 2024, and (b) for the second tranche (the “Second A&R Glencore Note” and together with the First A&R Glencore Note, the “A&R Glencore Convertible Notes”), the earliest of (i) the first commercial production from the Rochester Hub, (ii) construction costs exceeding the construction budget set forth in the project loan financing, and (iii) June 1, 2026 (each such date in the case of the foregoing clauses (a) and (b), an applicable “Modification Date”). Upon the occurrence of the applicable Modification Date, the terms of the applicable A&R Convertible Note shall automatically be modified to be consistent with the corresponding provisions of the Glencore Senior Secured Convertible Note (as defined and described below): the maturity will be amended to be five (5) years from the applicable Modification Date, the interest rate will be amended to match the interest rate applicable to the Glencore Senior Secured Convertible Note, mandatory redemption will be required (including, from the applicable Modification Date, the amount equal to a specified percentage of the excess cash flow generated by the Company and its subsidiaries for the applicable fiscal year (less certain deductions and subject to pro rata application to certain other debt of the Company) in a pro rata amount across the A&R Glencore Convertible Notes (to the extent the applicable Modification Date with respect thereto has occurred) and the Glencore Senior Secured Convertible Note), and the Company will provide guarantees and pari passu security for the A&R Glencore Convertible Notes on substantially the same terms with the Glencore Senior Secured Convertible Note. In addition, at each Modification Date, the conversion price for the applicable A&R Glencore Convertible Notes will be adjusted to be the lesser of (x) an amount determined on the basis of a 30-Day VWAP (volume weighted average trading price) having a reference date equal to the applicable Modification Date plus a 25% premium per share, and (y) $79.60 ($9.95 prior to the Share Consolidation) per share. The amendment was accounted for as a debt extinguishment and the Company recorded $58.9 million as a debt extinguishment loss presented in the unaudited condensed consolidated statement of operations and comprehensive loss for the three months ended June 30, 2024. After the amendment, the effective interest rate of the A&R Glencore Convertible Notes and Glencore Senior Secured Convertible Note is 20.6%.
On March 25, 2024, the Company issued the Glencore Senior Secured Convertible Note for an aggregate principal amount of $75 million to Glencore Canada Corporation, a subsidiary of Glencore plc (LON: GLEN). The Glencore Senior Secured Convertible Note will mature on March 25, 2029, unless there is an earlier repurchase, redemption or conversion. Interest on the Glencore Senior Secured Convertible Note is payable semi-annually, with Li-Cycle permitted to pay interest on the Glencore Senior Secured Convertible Note in cash or by PIK, at its election. Interest payments made in cash are based on an interest rate of the SOFR for a tenor comparable to the relevant interest payment period plus 5% per annum if interest is paid in cash or plus 6% per annum if interest is paid in PIK. In the case that an event of default has occurred and is continuing, the interest rate will be the rate stated above, plus one percent (1%) per annum (which additional 1% will be payable in cash). The PIK election results in the capitalization of the interest by adding such interest amounts to the aggregate outstanding principal balance of the Glencore Senior Secured Convertible Note then outstanding on the applicable Interest Date.
All obligations of the Company with respect to the Glencore Senior Secured Convertible Note are guaranteed by Li-Cycle Corp., Li-Cycle Americas Corp., Li-Cycle U.S. Inc., Li-Cycle Inc., and Li-Cycle North America Hub, Inc (the “Issuance Date Note Guarantors”), each a subsidiary of the Company. Li-Cycle Europe AG and Li-Cycle Germany GmbH (the “Post-Closing Guarantors” and together with the Issuance Date Guarantors, collectively the “Note Guarantors”), both subsidiaries of the Company, are required to guaranty all obligations of the Company with respect to the Glencore Senior Secured Convertible Note as Note Guarantors within a certain time period following the issuance of the Glencore Senior Secured Convertible Note. Effective May 31, 2024, Li-Cycle Europe AG and Li-Cycle Germany GmbH guaranteed all obligations of the Company as noted above. The Company and the Issuance Date Note Guarantors have also granted perfected, first priority security interests (subject to customary exceptions and permitted liens) in all of their respective assets, including intellectual property and a pledge of the equity interests of each other Note Guarantor to secure the obligations of the Company with respect to the Glencore Senior Secured Convertible Note. Within a certain time period following the issuance of the Glencore Senior Secured Convertible Note, the Post-Closing Guarantors are required to grant a perfected, first priority security interest (subject to customary exceptions and permitted liens) in all intra-group receivables owing to them and over all bank accounts held by such entities in their respective jurisdictions of organization and Li-Cycle Europe AG is require to further pledge its equity interests in Li-Cycle Germany GmbH to secure the obligations of the Company with respect to the Glencore Senior Secured Convertible Note. The Post-Closing Guarantors successfully granted a perfected, first priority security interest effective May 31, 2024.
The Company has elected to pay interest by PIK since the first interest payment on the Glencore Unsecured Convertible Note on November 30, 2022. The First A&R Glencore Note, the Second A&R Glencore Note and the Glencore Senior Secured

Li-Cycle Holdings Corp.
Notes to the unaudited condensed consolidated interim financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts
Convertible Note are referred to collectively as the “Glencore Convertible Notes”, and as at June 30, 2024, comprised the following:

Note	Date Issued	Amount Issued
First A&R Glencore Note	March 25, 2024	$116.6
Second A&R Glencore Note	March 25, 2024	114.6
Glencore Senior Secured Convertible Note	March 25, 2024	75.0
Total		306.2
At the option of the holder, the A&R Glencore Convertible Notes may be converted into common shares of the Company at a conversion price which shall be adjusted to be the lesser of (x) an amount determined on the basis of a 30-Day VWAP (volume weighted average trading price) having a reference date equal to applicable Modification Date plus a 25% premium, and (y) $79.60 ($9.95 prior to the Share Consolidation) per share (the current conversion price of the A&R Glencore Convertible Notes), subject to customary anti-dilutive adjustments. At the option of the holder, the Glencore Senior Secured Convertible Note may be converted into common shares of the Company at a conversion price of $4.24 ($0.53 prior to the Share Consolidation) per share. The conversion feature under the Glencore Convertible Notes has been recorded as an embedded derivative liability as the conversion ratio does not always result in a conversion of a fixed dollar amount of liability for a fixed number of shares due to the optionality of the interest rate utilized on conversion at the Company’s option. The A&R Glencore Convertible Notes are also subject to redemption upon a change of control event or an event of default. Under an event of default, redemption happens upon occurrence of an event at the holder’s discretion. Under a change of control event, mandatory redemption happens upon occurrence of an event. The Glencore Senior Secured Convertible Note is subject to redemption at any time by payment of the required redemption payment. Commencing with the delivery of the financial statements for the fiscal year ending December 31, 2026, the Company will be required to redeem a portion of the outstanding principal amount of the Glencore Senior Secured Convertible Note in an amount equal to a specified percentage of the excess cash flow generated by the Company and its subsidiaries for the applicable fiscal year (less certain deductions and subject to pro rata application to certain other debt of the Company). The Company is also required to redeem the Glencore Senior Secured Convertible Note in the event of certain continuing events of default upon request by the holder, certain bankruptcy-related events of default and upon a change of control transaction, unless in each case, the Glencore Senior Secured Convertible Note is first converted by the holder. The change of control, event of default, and mandatory redemption provisions under the Glencore Convertible Notes have been recorded as bifurcated embedded derivative liabilities. The bifurcated embedded derivatives are measured at fair value bundled together as a single compound embedded derivative. As at June 30, 2024, no conversion or redemption had taken place.
In connection with any optional redemption, and with respect to the Glencore Senior Secured Convertible Note and A&R Glencore Convertible Notes, any mandatory redemption and provided that the applicable holder has not elected to convert the Glencore Convertible Notes into common shares, the Company must issue Glencore Warrants to the applicable holder on the optional redemption date or receipt of notice of redemption, as applicable, that entitle the holder to acquire, until the end of the applicable exercise period, a number of common shares equal to the principal amount of the Glencore Convertible Notes being redeemed divided by the then applicable conversion price. The initial exercise price of the Glencore Warrants will be equal to the conversion price as of the applicable redemption date.
The fair value of the embedded derivative liability upon issuance of the Glencore Convertible Notes was determined to be $46.2 million with the remaining $153.8 million, net of transaction costs of $1.3 million, allocated to the initial amortized cost of the host debt instrument. During the three and six months ended June 30, 2024, the Company recognized a fair value gain of $34.7 million and $10.9 million on the embedded derivatives (three and six months ended June 30, 2023: gain of $6.4 million and $5.9 million). The embedded derivatives were valued using the Finite Difference Method. The assumptions used in the model were as follows:

	(Issuance date) May 31, 2022	December 31, 2023	June 30, 2024
Risk free interest rate	2.9%	4.2%	4.3% to 5.3%
Expected life of options	5.0 years	4.4 years	4.7 to 6.9 years
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	68%	63%	71%
Share Price	$8.15	$4.76	$6.53
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
The following details the changes in issued and outstanding common shares for the three and six months ended June 30, 2024.

(in millions)	Number of shares outstanding	Amount
Common shares and additional paid-in capital outstanding as at March 31, 2024	22.4	$651.6
Settlement of RSUs	0.1	—
Stock-based compensation – RSUs	—	0.5
Stock-based compensation – options	—	0.4
Common shares and additional paid-in capital outstanding as at June 30, 2024	22.5	$652.5

Common shares and additional paid-in capital outstanding as at December 31, 2023	22.2	$648.3
Settlement of RSUs	0.3	—
Stock-based compensation – RSUs	—	3.2
Stock-based compensation – options	—	1.0
Common shares and additional paid-in capital outstanding as at June 30, 2024	22.5	$652.5
At the annual general and special meeting of the Company’s shareholders on May 23, 2024, the shareholders approved an amendment to the Company’s articles to consolidate all of the Company’s issued and outstanding common shares on the basis of a consolidation ratio within a range between two pre-consolidation common shares for one post-consolidation common share and eight pre-consolidation common shares for one post-consolidation common share, and granted to the Board the authority to fix the consolidation ratio. The Board subsequently approved a share consolidation and fixed the consolidation ratio at one post-consolidation common share for every eight pre-consolidation common shares. On June 3, 2024, the Company obtained from the Ontario Ministry of Public and Business Service Delivery a certificate of amendment in respect of the articles of amendment filed to effect a share consolidation of all the common shares at a ratio of one post-consolidation common share for every eight pre-consolidation common shares effective on June 3, 2024 (the “Share Consolidation”). Subsequently, the Company restated the provisions of its existing articles, without any changes to such provisions, by filing restated articles of incorporation on July 18, 2024.
As a result of the Share Consolidation, every eight common shares have been automatically consolidated into one common share. Any fractional shares resulting from the Share Consolidation have been deemed to have been tendered by the holder thereof immediately following the Share Consolidation to the Company for cancellation for no consideration. The Share Consolidation did not affect the total number of authorized common shares or modify any voting rights or other terms of the common shares. The common shares began trading on the NYSE on a post-consolidation basis on June 4, 2024. As a result of the Share Consolidation, the exercise or conversion price and the number of common shares issuable under any of the Company’s outstanding securities that are exercisable or convertible into common shares, including under equity awards, warrants, rights, convertible notes and other similar securities, were proportionally adjusted in accordance with the terms of such securities.
All per share amounts, common shares outstanding and stock-based compensation amounts with respect thereto in the unaudited condensed consolidated interim financial statements have been retroactively adjusted to reflect the Share Consolidation, as if the consolidation occurred at the beginning of the earliest period presented in this Quarterly Report on Form 10-Q.
13.    Financial assets and liabilities
Fair value measurements
The Company’s financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

Li-Cycle Holdings Corp.
Notes to the unaudited condensed consolidated interim financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts

As at June 30, 2024	Balance	Level 1	Level 2
Accounts receivable (subject to provisional pricing)	$0.4	$—	$0.4
Conversion feature of convertible debt (refer to Note 11 (Convertible debt))	145.5	—	145.5

As at December 31, 2023	Balance	Level 1	Level 2
Accounts receivable (subject to provisional pricing)	$0.6	$—	$0.6
Conversion feature of convertible debt (refer to Note 11 (Convertible debt))	0.4	—	0.4
Refer to Note 3 (Revenue – product sales and recycling services) above for additional details related to measurement of accounts receivable and the concentration of credit risk of accounts receivable. Certain non-financial assets such as property, plant and equipment, operating right-of-use assets, goodwill and intangible assets are also subject to non-recurring fair value measurements if they are deemed to be impaired. The impairment models used for non-financial assets depend on the type of asset. There were no material impairments of non-financial assets for the three and six months ended June 30, 2024 and 2023, respectively.
Financial assets and liabilities not measured at fair value
Current Receivables and Payables
Current receivables, prepaids and deposits are financial assets with carrying values that approximate fair value. Accounts payable (including the non-current portion) and other accrued expenses are financial liabilities with carrying values that approximate fair value. If measured at fair value in the financial statements, these financial instruments would be classified as Level 2 in the fair value hierarchy.
14.     Commitments and contingencies
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
On November 8, 2023, a putative federal securities class action lawsuit was filed in the U.S. District Court for the Southern District of New York against the Company, and certain of its officers and directors, on behalf of a proposed class of purchasers of the Company’s common shares during the period from June 14, 2022 through October 23, 2023. On March 15, 2024, the lead plaintiff filed an amended complaint on behalf of a proposed class of purchasers of the Company’s common shares during the period from January 27, 2022 through November 13, 2023. See Hubiack v. Li-Cycle Holdings Corp., et al., 1:23-cv-09894 (S.D.N.Y.) (the “Hubiack Securities Action”). The amended complaint asserts claims under Sections 10(b) and 20(a) of the Exchange Act, and alleges that the defendants issued false and misleading statements regarding the Rochester Hub’s construction budget, costs and timeline, which were allegedly revealed beginning on October 23, 2023, when the Company announced that it would pause construction on the Rochester Hub project. The complaint seeks compensatory damages and an award of costs. On April 12, 2024, the defendants moved to dismiss the amended complaint in its entirety. On June 10, 2024, the court granted the motion to dismiss in full and with prejudice. On July 9, 2024, the lead plaintiff filed a notice of appeal. In view of the uncertainties inherent in litigation, we do not express a judgment as to the outcome of this litigation.
On November 27, 2023, a putative Ontario securities class action claim was filed in the Ontario Superior Court of Justice against the Company and its CEO. The claim was amended on February 8, 2024, again on May 6, 2024, and will be amended once more as a result of the defendants' settled motion (described below). The claim is on behalf of a proposed class of purchasers of the Company’s common shares who acquired their shares during the period from February 27, 2023 through November 10, 2023. The claim, which is captioned as Wyshynski v. Li-Cycle Holdings Corp. et al., Court File No. CV-23-00710373-00CP, alleges common law secondary market misrepresentations. It also seeks an oppression remedy under s. 248 of the Ontario Business Corporations Act, based primarily on allegations of misconduct of senior management. The Wyshynski claim alleges that the Company’s public disclosures through the class period contained misrepresentations because they omitted material facts regarding the cost of the Rochester Hub project and the availability of financing. The Wyshynski claim alleges that the purported

Li-Cycle Holdings Corp.
Notes to the unaudited condensed consolidated interim financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts misrepresentations were publicly corrected on (i) October 23, 2023, when the Company announced that it would pause construction on the Rochester Hub project; and (ii) November 13, 2023, with the release of the Company’s Q3 2023 earnings report. The putative class includes all Canadian resident beneficial owners who acquired Li-Cycle common shares during the class period and who held some or all of those common shares until after the release of at least one of the alleged corrective disclosures. The claim seeks compensatory damages and an award of costs, along with the appointment of a third party monitor. On April 5, 2024, the defendants moved to stay the action on the basis that New York is the more appropriate forum for the litigation. The defendants agreed to settle the motion on August 1, 2024, in exchange for certain concessions from the plaintiff which resulted in narrowing of the claims and the proposed class. The plaintiff agreed to abandon their claims under the Ontario Securities Act and constrain the class to only the Canadian resident beneficial owners of the Company's shares. In view of the uncertainties inherent in litigation, we do not express a judgment as to the outcome of this litigation.
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
Commercial Claim – Pike Conductor DEV 1, LLC
On January 17, 2024, Pike Conductor DEV 1, LLC (“Pike”) sent the Company a purported notice of default claiming that the Company failed to pay certain amounts in connection with leasing a warehouse and administrative building related to the Rochester Hub, and failed to clear certain liens levied on the property.
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
Following certain court-ordered settlement conferences, the parties reached a settlement. The parties entered into an Amended and Restated Ground Sublease Agreement date May 31, 2024 that provides for, among other things, the resolution of the lawsuit. Following the delivery of certain releases and satisfactions of mechanic’s liens, the parties filed a Stipulation of Discontinuance on June 24, 2024.
Dispute with MasTec, its Subcontractors and other Contractors Regarding Rochester Hub Construction Contract
On April 9, 2024, Mastec Industrial Corp. (“MasTec”) commenced (i) arbitration proceedings against the Company’s subsidiary, Li-Cycle North America Hub, Inc., under the terms of the construction contract for the Rochester Hub project, and (ii) a foreclosure action in the Supreme Court, County of Monroe, New York. The arbitration proceedings are being conducted with the American Arbitration Association and seek recovery of $48.7 million allegedly due under the construction contract for the Rochester Hub project, plus interest, fees, costs and expenses. The Company is defending its interests and has made certain counter-claims against MasTec. Amounts owed, if any, are expected to be determined in the arbitration, and Li-Cycle intends to file a motion for a stay of the foreclosure action pending determination of the arbitration. Additionally, on July 22, 2024, MasTec North America Inc. commenced a separate foreclosure action on behalf of several subcontractors from whom it has taken assignments. Li-Cycle will seek to consolidate this foreclosure action into the already pending MasTec foreclosure action. For reporting purposes, the amount claimed in the arbitration proceedings has been reflected in the Company’s accounts payable.

Li-Cycle Holdings Corp.
Notes to the unaudited condensed consolidated interim financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts
Contractual Obligations and Commitments
The following table summarizes Li-Cycle’s contractual obligations and other commitments for cash expenditures as of June 30, 2024, and the years in which these obligations are due:

$ millions, undiscounted	Payment due by period
Contractual Obligations	Total	Less than	1 - 3 years	3 - 5 years	More than
		1 year			5 years
Accounts payable and accrued liabilities	$136.0	$129.7	$6.3	$—	$—
Lease liabilities	238.0	13.7	26.4	36.9	161.1
Restoration provisions	1.6	0.2	0.1	—	1.3
Convertible debt principal	375.0	—	100.0	275.0	—
Convertible debt interest	240.9	—	64.9	176.0	—
Total as of June 30, 2024	$991.5	$143.6	$197.7	$487.9	$162.4
As of June 30, 2024, there were $7.4 million in committed purchase orders or agreements for equipment and services, compared to $8.3 million as of December 31, 2023.
15.    Loss per share

	For the three months ended June 30, 2024	For the three months ended June 30, 2023	For the six months ended June 30, 2024	For the six months ended June 30, 2023
Total net income (loss)	$(8.2)	$(32.0)	$(144.9)	$(68.3)
Weighted average number of common shares (in millions)	22.5	22.1	22.5	22.1
Effect of dilutive securities:
Stock options	—	—	—	—
Restricted share units	—	—	—	—
Dilutive number of shares	$22.5	$22.1	$22.5	$22.1
Basic and diluted earnings (loss) per share	$(0.36)	$(1.45)	$(6.44)	$(3.08)
Adjustments for diluted loss per share were not made for the three and six months ended June 30, 2024 and 2023, as they would be anti-dilutive in nature. The following table presents shares (denominated in millions) from instruments that could dilute basic loss per share in the future, but were not included in the calculation of diluted loss per share because they are antidilutive for the periods presented:

As at	June 30, 2024	June 30, 2023
Stock options	0.4	0.5
Convertible debt
KSP Convertible Notes	1.2	1.1
Glencore Convertible Notes	21.2	2.7
Restricted share units	2.2	0.4
Total	25.0	4.7
16.    Segment reporting
The consolidated financial information presented in these financial statements is reviewed regularly by the Company’s chief operating decision maker (“CODM”) for making strategic decisions, allocations resources and assessing performance. The information review by CODM for decision making purposes aligns with the information provided above in the statements of operations and comprehensive (loss), financial position, and cash flows. The Company’s CODM is its Chief Executive Officer.

Li-Cycle Holdings Corp.
Notes to the unaudited condensed consolidated interim financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts
The Company’s revenue primarily comes from eight key customers, as shown in the table below. The Company’s remaining customers do not make up significant percentages of these balances. For additional details on product sales and fair value adjustments recognized in the period, refer to Note 3 (Revenue – product sales and recycling services).

Revenue
	For the three months ended June 30, 2024	For the three months ended June 30, 2023	For the six months ended June 30, 2024	For the six months ended June 30, 2023
Customer H	21.4%	0.0%	20.0%	0.0%
Customer D	20.5%	0.0%	27.4%	0.0%
Customer E	16.0%	1.0%	10.7%	7.3%
Customer G	14.8%	0.0%	20.6%	0.0%
Customer B	3.9%	73.1%	0.7%	14.2%
Customer A	0.0%	0.0%	2.2%	37.4%
Customer C	0.0%	0.0%	0.0%	16.9%
Customer F	0.0%	15.0%	0.0%	15.2%

During the three months ended June 30, 2024, the Company operated in the United States and Germany, and during the three months ended June 30, 2023, the Company operated in the United States and Canada. Management has concluded that the customers, and the nature and method of distribution of goods and services delivered, if any, to these geographic regions are similar in nature. The risks and returns across the geographic regions are not dissimilar; therefore, the Company operates as a single operating segment.

The following is a summary of the Company’s geographical information:

	Canada	United States	Germany	Other	Total
Revenues
Three months ended June 30, 2024	$0.1	$7.2	$1.1	$—	$8.4
Three months ended June 30, 2023	1.4	2.2	—	—	3.6
Six months ended June 30, 2024	0.2	10.8	1.6	—	12.6
Six months ended June 30, 2023	0.9	6.3	—	—	7.2

Non-current assets
As at June 30, 2024	$57.8	$682.7	$29.6	$25.5	$795.6
As at December 31, 2023	57.0	618.9	34.9	26.2	737.0
Revenue is attributed to each geographical location based on location of sale.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition and results of operations should be read together with the unaudited condensed consolidated interim financial statements included in ”Part I. Financial Information—Item 1. Unaudited Condensed Consolidated Interim Financial Information” in this Quarterly Report on Form 10-Q (the “Consolidated Financial Statements”). All per share amounts, common shares outstanding and stock-based compensation amounts for all periods reflect the effect of our Share Consolidation.
Within the tables presented, certain columns and rows may not add due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts. Certain prior-period amounts have been reclassified to conform to the current period presentation. This is annotated where applicable.
In addition to historical financial information, this discussion contains forward-looking statements based upon current expectations about the Company’s financial condition, results of operations and industry that involve risks, uncertainties and assumptions. Actual results and timing of selected events may differ materially from those anticipated by these forward-looking statements as a result of various factors, including those set forth under the section in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K.
Company Overview
Li-Cycle (NYSE: LICY) is a leading global LIB resource recovery company. Established in 2016, and with major customers and partners around the world, Li-Cycle’s mission is to recover battery- industry material critical to create a domestic closed-loop battery supply chain for a clean energy future. The Company’s proprietary “Spoke & Hub” recycling and resource recovery process is designed (a) at its Spokes, or pre-processing facilities, to process battery manufacturing scrap and end-of-life batteries to produce “black mass”, a powder-like substance which contains a number of valuable metals, and other intermediate products, and (b) at its future Hubs, or post-processing facilities, to process black mass to produce critical materials for the lithium-ion battery supply chain, including lithium carbonate. At its Spokes, the Company produces certain other products analogous to black mass that have a similar metal content, and, as a result, the Company tracks its production using a unit of measure called Black Mass & Equivalents or BM&E.
As at June 30, 2024, Li-Cycle had four operational Spokes in North America and Europe, which were located in Rochester, New York (the “New York Spoke”), Gilbert, Arizona (the “Arizona Spoke”), Tuscaloosa, Alabama (the “Alabama Spoke”) and Magdeburg, Germany (the “Germany Spoke”), and was evaluating the continued development of its first commercial-scale Hub in Rochester, New York (the “Rochester Hub”).
We continue to focus on our review of critical projects, execute against our cash preservation plan and advance funding opportunities.
In the first six months of 2024, we recycled 4,752 tonnes of battery material consisting of full packs, manufacturing scrap and other battery varietals, produced 1,405.1 tonnes and sold 1,158.0 tonnes of BM&E. Through our recycling services, we helped 12 prominent EV manufacturers and 11 key battery cell and material producers fulfill their commitments to responsibly dispose of their battery waste.
During the three and six months ended June 30, 2024, we recognized total revenues of $8.4 million and $12.6 million, respectively, representing an increase of $4.8 million and an increase of $5.4 million, respectively, compared to the same periods in the prior year. During the three and six months ended June 30, 2024, our net loss attributable to common shareholders was $8.2 million and $144.9 million, representing a decrease of $23.8 million and $76.6 million, respectively, compared to the same periods in the prior year. We continue to optimize our existing BM&E production abilities within our Spoke network and focus on further cost reductions and operational efficiencies to conserve cash and bolster our balance sheet.
We completed the second quarter of 2024 with $66.6 million in cash and cash equivalents, representing a decrease of $13.7 million from the end of 2023 and a decrease of $52.2 million as compared to March 31, 2024. Our cash outflows from operating activities were $72.0 million during the six months ended June 30, 2024, compared to $63.8 million during the same period ended June 30, 2023, representing an increase of $8.2 million. Capital expenditures amounted to $15.4 million during the six months ended June 30, 2024, compared to $164.9 million during the same period ended June 30, 2023, representing a decrease of $149.5 million. Capital expenditures have declined since we paused construction of the Rochester Hub and other development projects and we expect to continue to incur reduced capital expenditures until the restart of Rochester Hub construction. We expect to recommence construction on the Rochester Hub after securing additional financing toward the cost to complete the project, which is currently estimated at $490.9 million.
Management Priorities, Challenges and Business Outlook
Market Update - EV and Battery Material Demand and Feedstock Availability
Generally, the trends in the geographical markets in which Li-Cycle operates (North America, Europe) present the Company with both opportunities and challenges. Our estimates, informed by available market data and our own views, of the long-term demand for EVs and hybrids remains robust in North America and Europe, with an expected approximately 21% compound annual growth rate in the number of vehicles forecasted to be sold between 2024 and 2030, based on an estimated 5.5 million vehicles in 2024 versus 17.0 million vehicles in 2030. However, current macroeconomic and industry trends (e.g., inflationary pressures) have resulted in reduced project commitments to build EV-related supply chains in North America and Europe. Notwithstanding the current challenging global economic environment, the long-term demand for EVs and hybrids remains strong.
Li-Cycle’s current operational activities and product revenue are influenced by the commodity prices for nickel and cobalt. Both nickel and cobalt have experienced recent pricing softness, broadly driven by macroeconomic uncertainties, seasonal patterns and reduced supply-side pressures. Both nickel and cobalt are expected to have a continued supply availability surpluses through 2024 and a forecasted tightening balance of supply relative to demand in 2025. Lithium pricing is pertinent to Li-Cycle’s expected Rochester Hub revenue drivers, in addition to pricing for nickel and cobalt. During the first six months of 2024, the lithium market has had a surplus of available production relative to estimated demand. We believe there has been a reduction in project commitments relating to lithium production outside of China, which is likely to contribute to a forecasted tightening balance of available production relative to demand in 2025.
Including consideration of the dynamics of planned LIB production in North America and Europe, we expect to continue to see significant growth in the amount of LIB materials available for recycling. We estimate that between 2024 and 2027, the amount of battery materials available for recycling in North America and Europe will more than double. This growth in available feedstock is expected to primarily be driven by manufacturing scrap, alongside further growth in after-sales EV batteries, stationary energy storage system and consumer electronic batteries available for recycling. By comparison, we believe the level of post-processing capacity (for the processing of black mass) in North America and Europe in 2024 will be substantially lower than the amount of battery materials available for recycling. These forecasts illustrate that a significant deficit of post-processing capacity for black mass is currently expected in the medium-term in North America and Europe. Additionally, there is continued strong support for the localization of the battery supply chain, including post-processing of black mass (as is planned at Li-Cycle’s Rochester Hub) due to customer and regulatory drivers. These market and demand considerations continue to underpin the long-term proposition for the Rochester Hub.
Rochester Hub Project Review
We are continuing to advance our comprehensive review of the go-forward strategy for the Rochester Hub project.
We have focused our technical review on constructing, commissioning, and operating only those process areas needed to produce two key products: lithium carbonate and MHP. Consistent with our direction in the prior quarter, the construction, commissioning and operating costs for process areas associated with production of nickel sulphate and cobalt sulphate, as originally planned for the Rochester Hub, have not been included in the internal technical review and there are no current plans that include production of nickel sulphate and cobalt sulphate. However, the areas dedicated to the production of nickel sulphate and cobalt sulphate would be left intact under the MHP scope, to allow for the potential construction, completion, and integration of these areas in the future, although no such plans are contemplated at this time. Our technical review has confirmed the technical viability of the MHP process and allows the project to proceed on a schedule aligned with our current expectations regarding the timing and evolution of the battery recycling and EV markets, subject to obtaining required permits, regulatory approvals, if needed and additional financing. We are continuing to develop a more detailed analysis of the MHP scope, and our financing strategy in line with the revised MHP scope. We will require significant additional funding before restarting the Rochester Hub project, on the basis of the MHP scope or otherwise.
Our estimated project cost for the Rochester Hub project, being $960.2 million for the MHP scope, remains the same from our most recent Annual Report on Form 10-K. Our current estimate of cost to complete (“CTC”) is approximately $490.9 million, including $94.3 million of costs incurred but not yet paid as of June 30, 2024. If in the future we decide to shift to a project scope that includes the production of nickel sulphate and cobalt sulphate, or any other changes to the MHP scope, then the estimated project costs would be higher.
The CTC estimates for the MHP scope are based solely upon our internal technical review, are subject to a number of assumptions, including refining detailed engineering, procurement, construction activities engineering, procurement and construction activities, including the cost of labor and may materially change as we continue to complete our comprehensive review work, including re-engaging and re-bidding construction subcontracts. In addition to the CTC, we will incur costs during the construction pause between October 23, 2023 to the potential project re-start date, which we expect to fund with current cash and required additional interim funding. We will also incur other costs such as working capital, commissioning and ramp-up costs and financing costs which will be included in the full funding solution.
During the six months ended June 30, 2024, we progressed the comprehensive review of its Rochester Hub project, including advancing work with the local market to refine go-forward cost estimates for the MHP scope.
In addition, certain contractors, subcontractors, consultants and suppliers (together, the “lienors”) have filed purported mechanic’s liens against our interests in certain properties in New York State, under New York Lien Law, given alleged delays in making payments to those lienors. On April 9, 2024, one of the lienors, MasTec, commenced arbitration proceedings to seek recovery of $48.7 million allegedly due under the construction contract for the Rochester Hub project, plus interest, fees, costs and expenses. MasTec is also seeking to enforce its lien through a foreclosure action and an affiliate of MasTec has filed a separate foreclosure action. See Note 14 (Commitments and contingencies) to the Consolidated Financial Statements.
Cash Preservation Plan
In the six months ended June 30, 2024, we continued to implement our Cash Preservation Plan, announced in November 2023. Among other things, we commenced closure activities at the Ontario Spoke which has been paused since 2023 and slowed operations at our North American and European Spokes, as we continued to review the timing and BM&E needs of the Rochester Hub. The Ontario Spoke is expected to indefinitely cease activity on or before September 30, 2024.
On March 25, 2024, we made the strategic decision to transition from a regional management structure to a centralized model, which resulted in certain leadership changes, which are anticipated to generate approximately $10 million of annualized savings in payroll and benefits. Effective as of March 26, 2024, Debbie Simpson ceased serving as the Chief Financial Officer of the Company, Richard Storrie ceased serving as the Company’s Regional President, EMEA, and Tim Johnston ceased serving as the Company’s Executive Chair and transitioned to the role of interim non-executive Chair of the Company’s Board, which he held until May 31, 2024, after which he ceased serving on the Board and as an employee. Conor Spollen was appointed as the Chief Operating Officer of the Company, Dawei Li was appointed as the Chief Commercial Officer of the Company, and Craig Cunningham was appointed as the interim Chief Financial Officer and was later appointed to the role of Chief Financial Officer of the Company, effective July 20, 2024.
We continue to re-evaluate our strategy for bringing on additional Spoke and Hub capacity in the near-term, specifically:
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
•France Spoke (Expansion Project Paused): The Company had expected to start constructing the France Spoke in 2023 and to commence operations in 2024. This Generation 3 Spoke was expected to have a main line recycling capacity of 10,000 tonnes per year, with optionality to expand to up to 25,000 tonnes per year. These plans have been paused and the timing of the France Spoke is being re-evaluated as part of the go-forward strategy.
•Norway Spoke (Expansion Project Paused): The Company had expected to use its leased facility in Norway initially as a warehouse to support the Germany Spoke operations and then start Spoke operations there in 2024. These plans have been paused and the timing of the Norway Spoke is being re-evaluated as part of the go-forward strategy.
•New Ontario Spoke (Expansion Project Paused Indefinitely): The Company had planned on replacing the existing Ontario Spoke in 2023 with an expanded Generation 3 Spoke and warehouse facility. The Ontario Spoke is expected to commence closure on or before September 30, 2024 and the replacement plans for new/replacement Spoke have been postponed indefinitely as part of the go-forward strategy.
•Other Spoke Development Projects (Paused Indefinitely): The Company had previously disclosed that it was undertaking a site selection process for a potential new Spoke in Hungary. These plans have been postponed indefinitely as part of the go-forward strategy.
•Planned Portovesme Hub Project (Project Paused): Work on the DFS for the Planned Portovesme Hub project announced in May 2023 has been paused and the project is currently under review with Glencore as well as with the Company as part of the go-forward strategy.
Liquidity and Financing Initiatives
We have incurred net negative operating cash flow since its inception and we expect to continue to generate net negative operating cash flow prior to completing and operating the currently paused Rochester Hub asset. Our liquidity sources consist of our existing cash and cash equivalents, debt, grants, other receivables, and when possible our ATM.
Notwithstanding the potential impacts of the Cash Preservation Plan and other cost reducing activities, we require material funds to support our operations and continue our business. Accordingly, without additional financing in the near term, we will not have adequate liquidity during the 12-month period following June 30, 2024, casting substantial doubt about the Company’s ability to continue as a going concern.
We are actively exploring financing options focused on addressing the Company’s immediate liquidity needs. Refer to the sections “—Liquidity and Capital Resources” below for further discussion.
We continued to progress the closure of the previously announced conditional commitment with the DOE Loan Programs Office for a loan for gross proceeds of up to $375.0 million through the DOE’s Advanced Technology Vehicles Manufacturing program. Subsequent to the announcement of the pause in construction of the Rochester Hub, we continued to work closely with the DOE on reviewing the potential MHP scope as well as key technical, financial and legal work streams to advance toward definitive financing documentation required for closing. This includes, without limitation, determining conditions to drawing on the DOE Loan, reserve amounts and other potential terms of the DOE Loan. We are seeking an increase in the DOE Loan commitment, as part of its revised financing strategy for the Rochester Hub project. We have spent $8.8 million in professional and legal fees since the inception of the DOE Loan process.
The Special Committee is also exploring other financing options and strategic alternatives to secure additional financing required by us to fund a required base equity commitment and required reserve amounts in order to draw down on the contemplated DOE Loan. There can be no assurances that the closing of the DOE Loan or any other financing transaction would be sufficient to restart construction or complete the development of the Rochester Hub.
On April 30, 2024, we received €5.3 million ($5.8 million) of the €6.4 million ($6.9 million) approved grant from the State of Saxony-Anhalt, Germany as a part of the “Improving the Regional Economic Structure” program. Under the financing plan, we are required to fund a proportion of the eligible investment expenditures, to engage at least 38 full-time employees and to provide a security interest in relation to certain equipment.
On March 11, 2024, we entered into the Glencore Senior Secured Convertible Note Purchase Agreement to issue the Glencore Senior Secured Convertible Note. The issuance and sale of the Glencore Senior Secured Convertible Note was completed on March 25, 2024.
In connection with the issuance of the Glencore Senior Secured Convertible Note, Glencore and the Company amended and restated the terms of the Glencore Unsecured Convertible Note, in two tranches.
The Glencore Senior Secured Convertible Note, together with the A&R Glencore Convertible Notes, may result in a change of control of the Company, depending on certain future events, including in the event the Company elects to pay interest in-kind. Assuming the conversion of the A&R Glencore Convertible Notes and the Glencore Senior Secured Convertible Note in full on June 30, 2024, Glencore and its affiliates would beneficially own approximately 49.86% of the common shares on an as-converted basis (based on the total number of outstanding common shares as of June 30, 2024). The Glencore Senior Secured Convertible Note also contains a minimum liquidity covenant that will require us to maintain a minimum amount of liquidity to be set at $10.0 million, to be tested monthly. In addition, the Glencore Senior Secured Convertible Note also contains a capital expenditure covenant that restricts our ability to make capital expenditures in excess of $2.0 million in any transaction or series of related transactions, subject to certain exceptions.

In connection with the closing of the Glencore Senior Secured Convertible Note, the Company also entered into a side letter agreement, pursuant to which it granted to Glencore the right to nominate two additional directors to the Board, in addition to Glencore’s existing nominee to the Board, for a total of three nominees. In addition, for so long as Glencore has the right to designate nominees to the Board, the size of the Board may not exceed nine directors absent written agreement between Glencore and the Company. Both additional Glencore nominees are not to be related parties of Glencore and its affiliates and are to be independent under applicable Ontario securities laws, as well as SEC and NYSE rules. Both additional Glencore nominees will be entitled to payment and indemnification consistent with other non-employee directors and will be eligible for appointment to the committees of the Board. Glencore will agree to cause the Glencore-nominated directors to recuse themselves from any meeting, decision or discussion relating to the convertible notes issued to Glencore or related matters. Upon the occurrence of any vacancy on the Board, Glencore shall be entitled to designate an individual to fill the vacancy, to the extent it has not yet seated its two additional Glencore nominees.
Operational Initiatives
We expect to continue to pause or slow down operations at our operational Spokes in North America over the course of 2024. The Ontario Spoke is expected to indefinitely cease activity on or before September 30, 2024. In the six months ended June 30, 2024, Li-Cycle has focused its commercial activities on supporting key OEM and strategic partners. By focusing on the intake of EV battery packs and modules, including damaged and defective materials, we are increasing our opportunity to earn recycling service revenues and leveraging the main line processing capabilities of its Generation 3 Spokes in Arizona, Alabama and Germany. We are also seeking to maximize the commercial value of our purchased battery cell manufacturing scrap by re-selling these materials, whether directly or after processing through our ancillary lines at its Spokes, directly to third parties, primarily in the Asia-Pacific region.
During the six months ended June 30, 2024, in North America, Li-Cycle entered into a new recycling agreement with a prominent EV OEM for full battery pack batteries and extended an existing agreement with a leading battery cell manufacturer. During the six months ended June 30, 2024, in Europe, we also signed a new recycling agreement, and expanded and amended two existing agreements, for modules and full battery pack batteries with three of the largest automotive EV original equipment manufacturers (OEMs) in Europe as well as signed a new agreement with a major EV battery supplier and a global battery cell manufacturer in Europe. Li-Cycle now has recycling contracts with four of the largest automotive EV OEMs in Europe.
Material Accounting Policies and Critical Estimates
For a description of material accounting policies and critical estimates, refer to Part II, Item 7, Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to our critical accounting policies and, unless otherwise noted below, our estimates since our Annual Report on Form 10-K for the year ended December 31, 2023.
Revisions to accounting estimates are recognized in the period in which the estimate is revised and in any future periods affected.
Updates to significant accounting estimates include:
i.the determination of net realizable value of inventory;
ii.the determination of the useful life of property, plant and equipment;
iii.the valuation and measurement of the convertible debt and the related conversion and redemption features;
iv.the determination of the incremental borrowing rate and lease term for operating lease and finance lease right-of-use assets (“ROU assets”) and operating lease and finance lease liabilities; and
v.the determination of the transaction price used for revenue recognition.
Impairment of long-lived assets
The Company reviews long-lived assets such as plant and equipment, intangible assets with finite useful lives and ROU assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset or asset group may not be recoverable. These events and circumstances may include significant decreases in the market price of an asset or asset group, significant changes in the extent or manner in which an asset or asset group is being used by the Company or in its physical condition, a significant change in legal factors or in the business climate, a history or forecast of future operating or cash flow losses, significant disposal activity, a significant decline in the Company’s share price, a significant decline in revenue or adverse changes in the economic environment. The existence of an individual indicator outlined above, or otherwise, is not automatically an indicator that a long-lived asset may not be recoverable. Instead, management exercises judgment and considers the combined effect of all potential indicators and developments present, potentially positive or negative, when determining whether a long-lived asset may not be recoverable
The long-lived asset impairment test requires the Company to identify its asset groups and test impairment of each asset group separately. Determining the Company’s asset groups and related primary assets requires significant judgment by management. Different judgments could yield different results. The Company’s determination of its asset groups, its primary asset and its remaining useful life, estimated cash flows, cost to complete the assets under construction and timing of the completion are significant factors in assessing the recoverability of the Company’s assets for the purposes of long-lived asset impairment testing.
As of June 30, 2024, the Company had two separate asset groups: its integrated Spoke and future Hub network in North America, and the EMEA Spoke network.
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
Impairment was most recently tested as of March 31, 2024 in connection with the on-going pause on the construction work and review of the Rochester Hub project. Refer to Note 2 Summary of Significant Accounting Policies in the Company’s unaudited condensed interim financial statements included in the Company’s Form 10-Q for the three months ending March 31, 2024. For the quarter ended June 30, 2024, the Company has not experienced impairment losses on its long-lived assets on the basis that the net undiscounted cash flows for the asset groups exceed their carrying values.
The determination of the future net undiscounted cash flows used in the last completed recoverability test required significant judgment and estimate, specifically related to the North America asset group and included:
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
• The life of the net undiscounted cash flow model was determined to be approximately 40 years, to address estimation uncertainty relative to the remaining useful life of 49 years for the primary asset and aligning with the renewal options for the ground lease related to the Rochester Hub. The Company considered that it is reasonably certain that it will exercise each renewal option beyond the initial term, up to the maximum of 49 years inclusive of the initial non-cancellable period. To maintain the assets in good working order to generate cash flows over the projected term, sustaining capital expenditures were included based on widely accepted industry guidance from engineering, procurement, construction management firms and institutions such as the Chemical Engineering Plant Cost Index. The total cash flows were reviewed over the 40 years relative to the asset carrying value and it was noted that the carrying value of the asset group could be supported by the cash flows.
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
• Revenues are driven by the sale of end products from the Rochester Hub in an MHP scope scenario and do not include the construction costs of the process areas required to produce nickel sulphate and cobalt sulphate. The key end product outputs are lithium carbonate and MHP. End product revenues can be further broken into price and volume.
• The Company was required to estimate the commodity prices of the constituent metals under the MHP scope over the 40-year period included in the recoverability test. The Company benchmarked the commodity prices based on external industry publications. The most significant metal contributing to the value of net undiscounted cash flows is lithium. Additionally, the Company was required to estimate the percentage of metal payables that the Company would receive on MHP products being sold (“MHP payables”), which was benchmarked to historical actual and forecasts from offtake partners. The Company further sensitized for the price of commodities (including nickel, cobalt, and lithium) increasing or decreasing by 15% of the forecasted prices for the life of the model. Separately, the Company sensitized MHP payables increasing or decreasing by 10% for the life of the model. Under either sensitized assumption the undiscounted net cash flows were still higher than the carrying value of the North America asset group.
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
• The prices that Li-Cycle pays for battery feedstock for the Spoke network are generally tied to commodity prices for the metals contained in those battery feedstocks or products, notably nickel, and cobalt. The Company estimated forecasted commodity prices as discussed above. When sensitized for the price of commodities (including nickel, cobalt, and lithium) increasing or decreasing by 15% of the forecasted prices, the undiscounted net cash flows were still higher than the carrying value of the North America asset group.
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
The conversion options are valued using certain directly and indirectly observable inputs and are classified as Level 2 in the fair value hierarchy. In determining the estimated fair value of the conversion options, the Company utilizes the most recent data available including risk-free interest rate, expected life of options, expected dividend yield, expected stock price volatility, and the Company’s share price. The embedded derivatives are valued using the Binomial Option Pricing Model for the KSP Convertible Notes and Finite Difference Method for the Glencore Convertible Notes.
Government Grants
We receive grants from federal, state and local governments in different regions of the world that primarily encourage us to establish, maintain, or increase investment, or employment in the region. Government grants are recorded in our Consolidated Financial Statements in accordance with their purpose as a reduction of expense, or an offset to the related capital asset. The benefit is generally recorded when all conditions attached to the incentive have been met or are expected to be met and there is reasonable assurance of their receipt. Refer to Note 6 (Property, plant and equipment, net) to the Unaudited Consolidated Financial Statements for grants received during the six months ended June 30, 2024.
Results of Operations

	Three months ended June 30,			Six months ended June 30,
$ millions, except per share data	2024	2023	Change	2024	2023	Change
Financial highlights
Revenue	$8.4	$3.6	$4.8	$12.6	$7.2	$5.4
Cost of sales	(19.4)	(20.2)	0.8	(37.3)	(39.3)	2.0
Selling, general and administrative expense	(15.3)	(24.9)	9.6	(45.9)	(47.6)	1.7
Research and development	(0.6)	(1.3)	0.7	(0.5)	(2.2)	1.7
Other income (expense)	18.7	10.9	7.8	(73.8)	13.6	(87.4)
Income tax	—	—	—	—	(0.1)	0.1
Net loss	(8.2)	(31.9)	23.7	(144.9)	(68.4)	(76.5)
Adjusted EBITDA[1] loss	(23.4)	(41.3)	17.9	(50.8)	(79.2)	28.4
Loss per common share - basic and diluted	(0.36)	(1.45)	1.09	(6.44)	(3.08)	(3.37)
Net cash used in operating activities	$(37.3)	$(38.7)	$1.4	$(72.0)	$(63.8)	$(8.2)

As at	June 30, 2024		December 31, 2023		Change
Cash, cash equivalents and restricted cash	$66.6		$80.3		$(13.7)
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
The Company’s revenue primarily comes from six key customers. Refer to Note 9 (Related party transactions) in the Consolidated Financial Statements. These key customers are comprised of leading companies in the global battery supply chain, including battery manufacturers, EV OEMs, miners and raw material buyers. For the six months ended June

30, 2024, “Customer D,” a U.S.-based global leader in EV and battery manufacturing, was the largest source of revenue for the Company.

	Three months ended June 30,		Six months ended June 30,
$ millions, except sales volume	2024	2023	2024	2023
Product revenue recognized in the period	$5.0	$4.8	$6.4	$12.0
Fair value pricing adjustments	0.2	(1.7)	0.7	(5.8)
Product revenue	5.2	3.1	7.1	6.2
Recycling service revenue recognized in the period	3.2	0.5	5.5	1.0
Revenue	$8.4	$3.6	$12.6	$7.2

Tonnes of BM&E sold	1,158	2,093	2,104	2,974
For the three months ended June 30, 2024, revenue increased to $8.4 million, compared to $3.6 million in the three months ended June 30, 2023, primarily due to an increase in recycling service revenue, as well as favorable changes in fair value pricing adjustments of $1.9 million, primarily related to timing of settlements received from customers.
For the six months ended June 30, 2024, revenue increased to $12.6 million, compared to $7.2 million in the three months ended June 30, 2023, primarily due to an increase in recycling service revenue as well as favorable changes in fair value pricing adjustments of $5.1 million, primarily related to timing of settlements received from customers which were partially offset by a decrease in product revenue.
As of June 30, 2024, 340.9 tonnes of Black Mass & Equivalents were subject to fair value pricing adjustments. Depending on the contractual terms, the BM&E could take up to 12 months to settle after shipment. The table below shows the expected settlement dates for the tonnes of BM&E subject to fair value price adjustments by quarter for the last sixteen months:

	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
271+ days	—	—	248	1,662	2,450
181-270 days	—	248	151	557	743
91-180 days	248	151	1,372	743	668
1-90 days	93	725	542	1,312	1,116
Total tonnes	341	1,124	2,313	4,274	4,977
The following tables set out the period end and period average commodity prices for cobalt and nickel:

	Market price per tonne		Average market price per tonne
	As at June 30,		For six months ended June 30,
	2024	2023	2024	2023
Cobalt	$24,912	$31,416	$18,390	$33,363
Nickel	16,955	20,075	26,117	23,574
Recycling service revenue increased by $2.7 million and $4.5 million or 540% and 450% for the three and six months ended June 30, 2024, respectively, as compared to the three and six months ended June 30, 2023 respectively primarily as a result of new service contracts entered into after the first quarter of 2023.

Cost of sales
Cost of revenue attributable to product sales includes direct and indirect materials, labor costs, manufacturing overheads, including depreciation, logistics, maintenance, and facility related expenses. Cost of sales attributable to product revenue also includes charges to write down the carrying value of inventory when it exceeds its estimated net realizable value.
Cost of sales attributable to service revenue includes the cost of the battery materials acquired with the service contract with the remaining product conversion cost being included in cost of sales attributable to product sales.
The Company’s operating Spokes continued to advance through the early operational phase during the quarter ended June 30, 2024. While cost of sales attributable to product revenue decreased $2.3 million and $4.4 million or 11%

and 11% for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023 respectively as a result of decreased production levels, the decrease was partially offset by increases in operational repairs and maintenance activities due to inconsistent throughput and limited operating history as well as unfavorable inventory valuation adjustments due to higher operating costs relative to the net realizable value of inventory on hand on a comparative basis.
Cost of sales attributable to service revenue increased by $1.5 million and $2.4 million for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023 due to new service contracts entered into after the first quarter of 2023.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased $9.6 million or 39% for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 primarily as a result of decreased personnel costs driven by restructuring initiatives occurring in the fourth quarter of 2023 and throughout the first six months of 2024 of $5.0 million, decrease in stock based compensation of $2.7 million, and decrease in bad debt expense of $1.0 million.
Selling, general and administrative expenses decreased $1.7 million or 4% for the six months ended June 30, 2024 as compared to six months ended June 2023 primarily as a result of decreased personnel costs driven by restructuring activities occurring in the fourth quarter of 2023 and throughout the first six months of 2024 of $2.5 million, a net decrease in share based compensation of $2.5 million, decrease in bad debt expense of $2.0 million and decreases in other administrative costs of $4.0 million, offset by increased professional and legal fees of $7.6 million, related to the Rochester Hub construction pause and legal fees related to the three shareholder lawsuits and mechanic’s liens (See Note 14 (Commitments and contingencies) to the Consolidated Financial Statements).
Research and development
For the three and six months ended June 30, 2024, research and development was an income of $0.6 million and $0.5 million, compared to an expense of $1.3 million and $2.2 million for the corresponding periods in 2023. The $0.6 million and $0.5 million income in research and development for the three and six months ended June 30, 2024 was due to research and development costs related to the Planned Portovesme Hub, which were expensed in the fourth quarter of 2023 and refunded by Glencore in accordance with our cost sharing agreement with Glencore.
Research and development expenses decreased $0.7 million in the three months ended June 30, 2024 and decreased $1.7 million in the six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023, respectively. The decrease was primarily as a result of monies reimbursed by Glencore in accordance with our cost sharing agreement with Glencore as it relates to the Planned Portovesme Hub as well as slowed activities in conjunction with the Cash Preservation Plan as more fully described in section.
Other income (expense)
Other income (expense) consists of interest income, foreign exchange gain or loss, interest expense, and fair value gain on financial instruments. Interest expense represents interest paid in kind (“PIK interest”), actual cash interest costs incurred and any accrued interest payable at a future date, net of interest costs capitalized for qualifying assets where they are directly attributable to the acquisition, construction or production of a qualifying asset as part of the cost of that asset.
Other income (expense) changed favorably in the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 due to favorable fair value adjustments of the Company’s financial instruments of $27.4 million offset by an increase in interest expense of $15.5 million.
Other income (expense) changed unfavorably in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 primarily driven by the non-cash debt extinguishment loss of $58.9 million and increase in interest expense of $25.9 million.
Net loss
Net loss was $8.2 million and $144.9 million in the three and six months ended June 30, 2024, compared to net loss of $31.9 million and $68.4 million in the comparative periods in 2023. Net loss for the three and six months ended

June 30, 2024 was driven by the factors discussed above, and reduced primarily by the decrease in the selling, general and administrative expenses, and the decrease in other expense.
Adjusted EBITDA loss
Adjusted EBITDA loss was $23.4 million and $50.8 million in the three and six months ended June 30, 2024, compared to $41.3 million and $79.2 million in the corresponding periods of 2023. The primary difference between Adjusted EBITDA loss and net loss for the period is the exclusion of the debt extinguishment loss of $58.9 million related to the Glencore Unsecured Convertible Notes (see Note 11 (Convertible debt) to the Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q), as well as unrealized fair value gains on financial instruments, interest income, interest expense, and depreciation.
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

	Three months ended June 30,		Six months ended June 30,
unaudited $ millions	2024	2023	2024	2023
Net loss	$(8.2)	$(31.9)	$(144.9)	$(68.4)
Income tax	—	—	—	(0.1)
Depreciation and amortization	2.6	2.0	6.8	3.9
Interest expense	15.6	0.1	27.1	1.2
Interest income	(0.9)	(4.2)	(1.5)	(9.2)
EBITDA (loss)	$9.1	$(34.0)	$(112.5)	$(72.6)
Debt extinguishment loss	—	—	58.9	—
Restructuring fees[1]	2.2	—	13.7	—
Fair value gain on financial instruments[2]	(34.7)	(7.3)	(10.9)	(6.6)
Adjusted EBITDA (loss)	$(23.4)	$(41.3)	$(50.8)	$(79.2)
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
2Fair value gain on financial instruments relates to convertible debt.
Capital Expenditure
Capital expenditures for the six months ended June 30, 2024 were $15.4 million, compared to $164.9 million in the six months ended June 30, 2023. The $15.4 million capital expenditures in the six months ended June 30, 2024 primarily consisted of payments for equipment and construction materials purchased during previous periods for the Rochester Hub and the Germany Spoke. The decrease in capital expenditures for the six months ended June 30, 2024 was due to the pause of construction at the Rochester Hub which was the primary driver for capital expenditures for the six months ended June 30, 2023.
Development of Spoke & Hub Network
Operational Updates

	Six months ended June 30,
unaudited $ millions, except production data in tonnes	2024	2023	Change
Operational Highlights
Capital Expenditure	$15.4	$164.9	(91)%
Production - Black Mass & Equivalents	2,713	3,572	(24)%
Production – Black Mass & Equivalents
The Company produced 2,713 tonnes of Black Mass & Equivalents in the six months ended June 30, 2024, compared to 3,572 tonnes in the corresponding period of 2023. The decrease in production of BM&E was primarily attributable to the pause and slowdown of operations at our North America Spokes.
Li-Cycle has three operational Spokes in North America (the New York Spoke, the Arizona Spoke and the Alabama Spoke) and one operational Spoke in Europe (the Germany Spoke, which commenced operations in August 2023). Since November 1, 2023, production at the Ontario Spoke has been paused and the Company now plans the closure of this operation by September 30, 2024.
The table below outlines current installed Spoke capacity as at June 30, 2024, by Spoke location:

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
Li-Cycle’s first commercial Hub was under construction in Rochester, New York until October 23, 2023, when the Company announced a construction pause on its Rochester Hub project, pending completion of a comprehensive review of the go-forward strategy for the project. The Rochester Hub is expected to have a nameplate input capacity to process 35,000 tonnes of BM&E annually (equivalent to approximately 90,000 tonnes or 18 GWh of LIB equivalent feed annually). The facility is expected to have an output capacity of battery-industry critical materials including approximately 7,500 to 8,500 tonnes per annum of lithium carbonate.
Liquidity and Capital Resources
Overview
To date, Li-Cycle has financed its operations primarily through proceeds received in connection with: (i) the Business Combination; (ii) the PIPE Financing; (iii) other private placements of Li-Cycle securities (including convertible notes and common shares); and (iv) government grants. We have incurred net negative operating cash flow since our inception and we expect to continue to generate net negative operating cash flow. Cash generated at our operating Spokes is consumed by those operations and any shortfalls as well as funds required for general and all other needs are provided through our existing cash, debt, grants and other receivables. Inherently, there can be no guarantee that we can execute our growth strategy, secure appropriate feedstock supply, or develop the operating capabilities necessary to grow into a cash flow positive business.
Accordingly, without additional financing in the near term, we will not have adequate liquidity during the 12-month period following June 30, 2024, casting substantial doubt about our ability to continue as a going concern.
There can be no assurance that we will be able to secure sufficient, additional funding, under reasonable commercial terms or at all, to provide liquidity for ongoing operations, to fund future growth or capital projects, including completion of the Rochester Hub or otherwise satisfy any of our funding needs and obligations. Additional financing is expected to have restrictive covenants that would significantly limit our operating and financial flexibility or our ability to obtain future financing.
See the following sections for more details regarding our material cash requirements and sources and conditions of liquidity.
Material Cash Requirements
As discussed in and subject to the factors in Management’s Discussion and Analysis of Financial Condition and Results of Operations - Management Priorities, Challenges and Business Outlook - Rochester Hub Project Review in this Quarterly Report on Form 10-Q, our primary need for liquidity is to fund on-going working capital requirements of our business during the comprehensive review of the paused Rochester Hub project and go-forward strategy in addition to funding existing capital commitments related to the paused Rochester Hub project. We will require additional funding to restart the construction of the Rochester Hub which has an estimated cost to complete of $490.9 million inclusive of $94.3 million to settle various existing Hub commitments included in accounts payable.
We have no material debt maturities until September 29, 2026 and no requirements to pay cash interest associated with our convertible debt until September 29, 2026 under the Company’s option to elect PIK interest. See Note 11 (Convertible debt) to the Consolidated Financial Statements for further details on our convertible debt.
Excluding Rochester Hub related commitments referred to above, we have $41.7 million of accounts payable as at June 30, 2024, and in the twelve months following June 30, 2024, we anticipate cash lease payments of $10.7 million primarily related to facilities costs and $4.4 million of cash severance costs related the March 2024 restructuring.
We continue to experience net negative cash flows from operations, and notwithstanding the potential impacts of the Cash Preservation Plan and other cost reducing activities, we require material funds to support our operations and continue our business.
Sources and Conditions of Liquidity
Our sources to fund our operations and continued construction of the Rochester Hub are predominantly from our existing available cash, unreceived grants, sales of BM&E and services, other receivables and proceeds from future financing, if and when available. On June 28, 2024, the Company entered into an ATM issuance sales agreement having an aggregate offering price of $75 million. We intend to utilize any proceeds from the sale of common shares under the ATM towards our short-term liquidity needs and on-going operating, corporate and other costs. We can provide no assurance as to whether we will be able to raise funds through the sale of our common shares under the ATM.
As further noted in Management’s Discussion and Analysis of Financial Condition and Results of Operations - Management Priorities, Challenges and Business Outlook - Liquidity and Financing Initiatives, we continue to progress toward a definitive financing agreement with the U.S. Department of Energy. We cannot know or guarantee when, if ever, or how much, if any, funds will be available or received from the on-going DOE loan process.
See Note 6 (Property, plant and equipment, net) to the Consolidated Financial Statements for details of the $5.8 million (€5.3 million) conditional grant received from the State of Saxony-Anhalt, Germany. By financing a portion of eligible capital expenditures before May 31, 2025, we may become eligible to receive the remaining €1.1 million of the approved grant. At June 30, 2024, we satisfy and, although there can be no guarantee, we expect to continue to satisfy the conditions of the grant through the required period. In the future, should we not meet the conditions of the grant, all or part of the grant could be cancelled and we could be required to return funds provided by the grant.
During the six months ended June 30, 2024, we reached new agreements and renegotiated certain previous agreements with certain suppliers to extend the payment terms for $6.3 million of trade accounts payable beyond one year. We expect to pay, in aggregate, $1.5 million in interest over the collective terms of the deferrals. The Company recorded these amounts as non-current accounts payable in the unaudited condensed consolidated interim balance sheet as of June 30, 2024.
Cash, cash equivalents and restricted cash were $66.6 million as at June 30, 2024, compared to $80.3 million as at December 31, 2023. Cash, cash equivalents and restricted cash as at June 30, 2024 included proceeds received from the issuance of the Glencore Senior Secured Convertible Note and restricted cash of $9.6 million.
At June 30, 2024, we had convertible debt of $426.4 million. For details regarding our indebtedness, see Note 11 (Convertible debt) to the Consolidated Financial Statements.
Cash Flows Summary
Presented below is a summary of Li-Cycle’s operating, investing, and financing cash flows for the six months ended June 30, 2024 and 2023:

	Six months ended June 30,
$ millions	2024	2023
Net cash used in operating activities	$(72.0)	$(63.8)
Net cash used in investing activities	(15.4)	(164.9)
Net cash provided (used in) by financing activities	73.7	(0.4)
Net change in cash, cash equivalents and restricted cash	$(13.7)	(229.1)
Net Cash Used in Operating Activities
For the six months ended June 30, 2024, net cash used in operating activities were approximately $72.0 million, compared to $63.8 million in the corresponding period of 2023 and were driven by an increase in selling, general and administrative disbursements included in expenses in prior periods and expenses related to legal fees incurred as a result of the three shareholder suits and mechanic’s liens filed following the construction pause at the Rochester Hub and other non-recurring restructuring costs.
The cash expenditures related to the shareholder lawsuits and lien related activities during the six months ended June 30, 2024 was $5.7 million. The non-recurring cash restructuring costs of $11.2 million during the six months ended June 30, 2024 include severance costs for certain executives and non-executives pursuant to contractual termination benefits related to the March 2024 workforce reduction, as well as consulting, legal and Special Committee fees.
See note Note 6 (Property, plant and equipment, net) to the Consolidated Financial Statements for details of the $6.9 million (€6.4 million) conditional grant received from the State of Saxony-Anhalt, Germany, included as a reduction in cash used in operating activities as it relates to capital assets and development costs.
Net Cash Used in Investing Activities
For the six months ended June 30, 2024, net cash used in investing activities were $15.4 million, and primarily consisted of payments for equipment and construction materials purchased during previous periods for the Rochester Hub and Germany Spoke, compared to net cash used in the investing activities of $164.9 million in the corresponding period of 2023. Net cash used in investing activities in the six months ended June 30, 2023 were driven by the development of the Rochester Hub through the acquisition of equipment and construction materials.
Net Cash Provided by (Used In) Financing Activities
For the six months ended June 30, 2024, net cash provided by financing activities were $73.7 million, compared to $0.4 million used in the corresponding period of 2023, and were primarily driven by $75.0 million of gross proceeds received from the issuance of the Glencore Senior Secured Convertible Note on March 25, 2024 net of $1.3 million of transaction costs.

Recent Accounting Pronouncements
From time to time, new accounting standards, amendments to existing standards, and interpretations are issued by the FASB. Unless otherwise discussed, and as further highlighted in Note 2 (Accounting Changes) to the Consolidated interim Financial Statements, Li-Cycle is in the process of assessing the impact of recently issued standards or amendments to existing standards that are not yet effective.

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
Foreign Currency Risk
The Company is exposed to currency risk as its cash is mainly denominated in U.S. dollars, while its operations also require Canadian dollars and other currencies in addition to U.S. dollars. As at June 30, 2024, the impact of a 5% change in these respective currencies versus the U.S. dollar, would result in an immaterial impact. Furthermore, Li-Cycle does not have foreign-exchange hedging contracts in place with respect to all currencies in which it does business.
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
Credit and Liquidity Risks
Credit risk associated with cash is minimal as the Company deposits the majority of its cash with large Canadian and U.S. financial institutions above a minimum credit rating and with a cap on maximum deposits with any one institution. The Company’s credit risk associated with receivables is managed through the use of credit assessments, credit limits, and payment terms with customers, as well as requiring payment in advance where the assessed credit risk warrants it, and exposure to potential loss is also assessed as minimal.
The Company’s revenue and accounts receivable primarily come from large multinational OEMs and dominant market participants.
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
The following table sets out the Company’s exposure, as of June 30, 2024 and December 31, 2023, in relation to the impact of movements in the cobalt and nickel price for the provisionally invoiced sales volume of BM&E by metric tonne:

As at June 30, 2024	Cobalt	Nickel
Tonnes subject to fair value pricing adjustments	340.9	340.9
10% increase in prices	$—	$—
10% decrease in prices	$—	$—

As at December 31, 2023	Cobalt	Nickel
Tonnes subject to fair value pricing adjustments	2,313.0	2,313.0
10% increase in prices	$0.2	$0.3
10% decrease in prices	$(0.2)	$(0.3)

The following table sets out the period end commodity prices for cobalt and nickel as at June 30, 2024 and December 31, 2023:

As at June 30, 2024	Market price per tonne
Cobalt	$24,912
Nickel	$16,955

As at December 31, 2023	Market price per tonne
Cobalt	$28,660
Nickel	$16,250
Capital Risk Management
The Company’s objective when managing its capital is to ensure that it will be able to continue as a going concern while maximizing the return to shareholders through the optimization of the debt and equity balance. The capital structure of the Company consists of net cash (cash and cash equivalents after deducting convertible debt) and equity of the Company (comprising issued share capital and other reserves). The Company is not subject to any externally imposed capital requirements as of June 30, 2024.
ITEM 4 CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Li-Cycle’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, its Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2024, its disclosure controls and procedures were not effective, due to the material weaknesses in the Company’s internal control over financial reporting described below.
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

Plan for Remediation of Material Weaknesses
During the three months ended June 30, 2024, Li-Cycle continued to implement its remediation plan to address the material weaknesses and their underlying causes, and strengthen all elements of the Company’s ICFR program, including:
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
Except for the steps taken to address the material weaknesses in the Company’s ICFR as described above, no changes in the Company’s ICFR occurred during the three and six months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s ICFR.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a description of the material pending legal proceedings, see Note 14 (Commitments and contingencies) to the Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q and the section titled “Item 3. Legal Proceedings” in our Annual Report on Form 10-K
ITEM 1A RISK FACTORS
We describe our existing risk factors in “Item 1A. Risk Factors” of our Annual Report on Form 10-K. Other than as described below, there have been no material changes in our risk factors disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K.

There is substantial doubt about Li-Cycle’s ability to continue as a going concern.
As of June 30, 2024, Li-Cycle’s net loss and net cash used in operating activities amounted to $8.2 million and $72.0 million, respectively. Li-Cycle has also incurred significant losses since inception, expects to incur net losses in the future and has a declining cash balance. Li-Cycle expects to continue to have a net cash outflow from operations for the foreseeable future as it continues its comprehensive review of the Rochester Hub and go-forward strategy in addition to funding existing and remaining capital commitments related to its Rochester Hub and general business operations. Certain contractors, subcontractors, consultants and suppliers (together, the “lienors”) have also filed purported mechanic’s liens against the Company’s interests in certain properties in New York State related to the Rochester Hub project, under New York Lien Law, given alleged delays in making payments to those lienors. As at August 1, 2024, there were liens on the Company’s interests in the Rochester Hub property filed by contractors and suppliers to the Company of approximately $65.1 million and filed by subcontractors to the Company’s contractors of approximately $38.7 million, as well as liens on the Company’s interests in the warehouse and administrative building for the Rochester Hub filed by the Warehouse Landlord of approximately $5.1 million. Such liens may restrict the Company’s ability to dispose of its interest in such properties or pledge its interests in such properties as collateral for future financing arrangements while they remain in place. In addition, the lienors may enforce their liens by court action and courts may cause the Company’s interest in the applicable properties to be sold to satisfy such liens. There can be no assurances that any efforts by the Company to negotiate payment plans with the lienors will be successful, timely or on terms favorable to the Company. Further, the lienors could have priority over the Company’s shareholders in the event of bankruptcy or similar proceedings and, as a result, the amount of distributions our shareholders could receive in such bankruptcy or a similar proceeding could be reduced. On April 9, 2024, one of the lienors, MasTec commenced arbitration proceedings to seek recovery of $48.7 million allegedly due under the construction contract for the Rochester Hub project, plus interest, fees, costs and expenses. MasTec is also seeking to enforce its lien through a foreclosure action and an affiliate of MasTec has filed a separate foreclosure action. We are not able to predict with any reasonable degree of certainty the outcome of any such proceedings and regardless of the outcome of the arbitration or any future foreclosure action, such proceedings could result in substantial costs to the Company, divert management's attention and resources and harm our business, prospects, financial condition and results of operations. See and Note 14 (Commitments and contingencies) to the Consolidated Financial Statements and incorporated by reference hereto. In addition, there are inherent risks associated with the ability of the Company to execute its growth strategy and there can be no assurance that the Company will develop the manufacturing capabilities and processes, meet quality, engineering, design or production standards, or to meet the required production volumes to successfully grow into a viable, cash flow positive, business. Other circumstances such as a continued rise in inflation, commodity and labor prices and other challenging macroeconomic conditions may also arise, which could have a material and adverse effect on the Company’s cash flow and anticipated cash needs, which in turn could result in significant additional funding needs. As a result, if Li-Cycle is unable to source additional short or long-term financing in the near term, it will not have sufficient cash and cash equivalents on hand to support current operations for the twelve months following the filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024. The Company will require a significant amount of financing in order to meet its funding needs. This casts substantial doubt upon the Company’s ability to continue as a going concern without access to additional capital through financing transactions or otherwise. There are no assurances that Li-Cycle will be able to address its liquidity needs, including by raising sufficient capital when needed and may therefore need to significantly modify or terminate operations or dissolve and liquidate our assets under applicable bankruptcy laws or otherwise.
Unavailability or cancellation of third-party insurance coverage would increase our overall risk exposure, as well as disrupt our operations.
We maintain insurance coverage from third-party insurers as part of our overall risk management strategy, including coverage for director and officer liability, general liability, property liability, automobile liability, U.S. workers’ compensation liability as well as coverage for our U.S. facilities. In addition, our operations (including any potential future operations such as our Rochester Hub, the Planned Portovesme Hub project and possible future additions to our Spoke network, notwithstanding the current pause on those projects) and future expansion plans, are subject to risks inherent in the lithium-ion battery recycling industry and risks associated with the construction and development of new facilities, including potential liability which could result from, among other circumstances, personal injury, environmental claims or property damage, some of which may not be insured or fully covered at any time by insurance. The availability of, and the ability to collect on, insurance coverage is subject to various factors some of which are beyond our control and is not guaranteed to cover any or all of our losses in every circumstance. Li-Cycle’s insurance coverage at any time may also be inadequate to fully cover hazard risk exposures related to any such operational risks.
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
Li-Cycle relies on a limited number of commercial partners from whom we generate most of our revenue. Li-Cycle has focused its commercial activities on supporting key OEM and strategic partners. By focusing on the intake of EV battery packs and modules, including damaged and defective materials, we are increasing our opportunity to earn recycling service revenues. We directly sell a portion of our products to third parties under short term contracts. We are also seeking to maximize the commercial value of our purchased battery cell manufacturing scrap by re-selling a portion of these materials, whether directly or after processing through the ancillary lines at its Spokes, directly to third parties, primarily in the Asia-Pacific region. In selling directly to third parties, we may assume additional risks, including credit risk and transportation risk. Given that these third-party contracts are generally short-term commitments, there can be no assurances that we will continue to obtain or renew such contracts on similarly favorable terms, which could have a material adverse effect on our business, results of operation and financial condition.
Li-Cycle has entered into two off-take agreements with Traxys covering: (i) 100% of its production of black mass from Li-Cycle’s North American Spokes, other than such black mass as Li-Cycle has determined (in its sole discretion) is required for internal purposes at Li-Cycle’s Hubs, and (ii) 100% of its production of certain end products from Li-Cycle’s Rochester Hub, being lithium carbonate, nickel sulphate, cobalt sulphate, manganese carbonate and graphite concentrate. Li-Cycle has also entered into additional off-take agreements with Glencore, covering substantially all of its other Spoke and Hub products. Effective March 25, 2024, pursuant to the terms of the Allocation Agreement, Traxys has waived its rights over 50% of the volume of black mass and refined products that would otherwise have been sold to Traxys under the Company’s existing commercial agreements with Traxys, and such material has been deemed to be Glencore-committed material under the terms of the Company’s commercial agreements with Glencore. The risk and uncertainties subject to the Glencore agreement are outlined in our Annual Report on Form 10-K.
The NYSE may delist our common shares, which could limit investors’ ability to engage in transactions in our common shares and subject us to additional trading restrictions.
Our common shares are listed on the NYSE.
On December 20, 2023, we received written notice from the NYSE (the “Trading Standards Notice”) indicating that we were not in compliance with Rule 802.01C of the NYSE Manual because the average closing price of our common shares was less than $1.00 over a consecutive 30 trading-day period. On June 20, 2024, we were notified by the NYSE that we comply with Rule 802.01C of the NYSE Manual. If in the future we fail to comply with any applicable continued listing requirements, the NYSE may subsequently delist our common shares.
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
The Company is required to comply with Section 404 of the Sarbanes-Oxley Act, which requires, among other things, that the Company evaluate annually the effectiveness of its internal control over financial reporting. The standards required for a public company under Section 404 of the Sarbanes-Oxley Act are significantly more stringent than those required of Li-Cycle prior to the Business Combination. Section 404(a) of the Sarbanes-Oxley Act requires management to assess and report annually on the effectiveness of internal control over financial reporting and to identify any material weaknesses in internal control over financial reporting. Additionally, Section 404(b) of the Sarbanes-Oxley Act, which applied to us in fiscal 2023 as a large accelerated filer, requires the independent registered public accounting firm to issue an annual report that addresses the effectiveness of internal control over financial reporting.
Li-Cycle has identified material weaknesses in our internal control over financial reporting, see the section titled “Item 1A. Risk Factors — Risks Relating to Li-Cycle’s Business — Li-Cycle has identified material weaknesses in its internal control over financial reporting. If its remediation of such material weaknesses is not effective, or if it fails to develop and maintain a proper and effective internal control over financial reporting, its ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired”. For the fiscal 2023 report of KPMG LLP, our registered public accounting firm at the time, see the section titled “Item 9A. Attestation Report of Registered Public Accounting Firm”.
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

Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that are applicable to the Company, including under Section 404 of the Sarbanes-Oxley Act, including because of the impact of the Workforce Reduction plan and additional steps that the Company expects to take in the near-term to right-size and right-shape our organization based on our go-forward strategic objectives and the Cash Preservation Plan, including taking additional steps in the near term to significantly reduce the workforce, including with respect to corporate positions. In addition, if we are unable to assert that our internal control over financial reporting is effective, or if required, our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, or expresses an adverse opinion, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets and our share price may be materially adversely affected.
We expect to continue to incur costs related to our internal control over financial reporting in the upcoming years to further improve our internal control environment.
Our executive officers and directors may have interests different than yours and may take actions with which you disagree.
Li-Cycle’s executive officers and directors have a significant stake in the Company and are likely to have influence over any critical decisions relating to Li-Cycle. Li-Cycle’s executive officers and directors collectively hold, directly or indirectly, approximately 14.83% of the Company’s outstanding common shares as of June 30, 2024. Our co-Founder, President, CEO and director, Ajay Kochhar held approximately 13.88% of the Company's outstanding common shares as of June 30, 2024. Our other Co-Founder, Tim Johnston, ceased serving as our Executive Chair on May 26, 2024, and on May 31, 2024, ceased serving as our interim Non-Executive Chair and as an employee. As of June 30, 2024, Mr. Johnston still held approximately 8.22% of the Company’s outstanding common shares. As a result, such individuals are likely to continue to have a significant influence in determining any matters submitted to our shareholders for approval, and to have continuing voting power and/or significant influence in the management and affairs of the Company, as applicable. The interests of our executive officers and directors may differ from the interests of other shareholders of Li-Cycle due to various factors and as a result, our executive officers and directors may take actions with which you disagree or which are in conflict with your interests.
Li-Cycle has identified material weaknesses in its internal control over financial reporting. If its remediation of such material weaknesses is not effective, or if it fails to develop and maintain a proper and effective internal control over financial reporting, its ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired
As of December 31, 2023, Li-Cycle’s management assessed the effectiveness of the Company’s internal control over financial reporting and concluded that the Company did not maintain effective internal control over financial reporting as of that date. Management has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024, and concluded that, as of that date, the Company’s disclosure controls and procedures were not effective, due to the material weaknesses in the Company’s internal control over financial reporting.
While we have taken steps to address these material weaknesses and expect to continue to implement a remediation plan to address the underlying causes, any gaps or deficiencies in our internal control over financial reporting may result in us being unable to provide required financial information in a timely and reliable manner and/or incorrectly reporting financial information. In addition, there can be no assurance that these measures will remediate the material weaknesses in our internal control over financial reporting or that additional material weaknesses in our internal control over financial reporting will not be identified in the future. For more information, see “Part I - Item 4. Controls and Procedures”.
In addition, on March 28, 2024, KPMG LLP (“KPMG”), the independent registered public accounting firm of the Company, notified the Company that it has decided to decline to stand for re-appointment as the Company’s independent registered public accounting firm to serve as independent auditor. However, KPMG has advised the Company that it will remain the Company’s independent registered public accounting firm until completion of its review of the consolidated interim financial statements of the Company and subsidiaries as of and for the three months ended March 31, 2024 and as of and for the three and six months ended June 30, 2024. There can be no assurance as to when the Company will be able to appoint a new independent auditor, which may in turn adversely affect our ability to provide required financial information in a timely manner and cause delays to our SEC filings.

Li-Cycle is subject to the risk of litigation or regulatory proceedings, which could materially adversely impact its financial results.
All industries, including the lithium-ion battery recycling industry, are subject to legal claims, with or without merit. From time to time, we are subject to various litigation and regulatory proceedings arising in the normal course of business. Due to the inherent uncertainty of the litigation process, we may not be able to predict with any reasonable degree of certainty the outcome of any litigation or the potential for future litigation. Regardless of the outcome, any legal or regulatory proceeding, including any legal proceeding related to purported mechanic’s liens against the Company’s interests in certain properties in New York State related to the Rochester Hub project could have a material adverse impact on Li-Cycle’s business, financial condition and results of operations due to defense costs, the diversion of management resources, potential reputational harm and other factors.
Three shareholder suits were launched following the Company’s announcement on October 23, 2023 that it would be pausing construction on the Rochester Hub project, being (i) Hubiack v. Li-Cycle Holdings Corp., et al., 1:23-cv-09894 (a putative U.S. federal securities class action filed in the U.S. District Court for the Southern District of New York), (ii) Wyshynski v. Li-Cycle Holdings Corp. et al., Court File No. CV-23-00710373-00CP (a putative Ontario securities class action claim filed in the Ontario Superior Court of Justice), and (iii) Nieves v. Johnston, et. Al., Index No. E2023014542 (a shareholder derivative action filed in the Supreme Court of the State of New York, Monroe County). See also Note 14 in our Consolidated Financial Statements, and the section titled “Item 3. Legal Proceedings” in our Annual Report on Form 10-K. Regardless of the outcome, these suits could result in substantial costs to the Company, divert management’s attention and resources and harm our business, prospects, financial condition and results of operations.
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
ITEM 5. OTHER INFORMATION
Insider Trading Arrangements and Policies
During the three months ended June 30, 2024, neither the Company nor any of its directors or officers adopted or terminated any 10b5-1 trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any other non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q or are incorporated herein by reference, in each case as indicated below.

Exhibit Number	Description
1.1
At Market Issuance Sales Agreement, dated as of June 28, 2024, by and between Li-Cycle Holdings Corp. and B. Riley Securities, Inc. (incorporated by reference to Exhibit 1.1 from the Company’s Form 8-K (File No. 001-40733) filed with the SEC on June 28, 2024).**

2.1††
Business Combination Agreement, dated as of February 15, 2021, by and among Peridot Acquisition Corp., Li-Cycle Corp. and the Company (incorporated by reference to Exhibit 2.1 from the Company’s Registration Statement on Form F-4 (File No. 333-254843) filed with the SEC on July 6, 2021).**

3.1	Certificate of Restated Articles of Incorporation of the Company dated July 18, 2024.
3.2	Restated Articles of Incorporation of the Company dated July 18, 2024.
3.3
Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 1.3 from the Company’s shell company report on Form 20-F (File No. 001-40733) filed with the SEC on August 16, 2021).**

4.1
Specimen Common Share Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form F-4 (File No. 333-254843) filed with the SEC on July 6, 2021).**

4.2
Rights Agreement dated as of October 31, 2023, by and between the Company and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 6-K (File No. 001-40733) filed with the SEC on November 1, 2023).**

4.3
Amendment No. 1 to the Rights Agreement, dated as of March 11, 2024, by and between Li-Cycle Holdings Corp. and Continental Stock Transfer & Trust Company as rights agent (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on March 12, 2024).**

4.4
Convertible Note, dated September 29, 2021, issued by Li-Cycle Holdings Corp. to Spring Creek Capital, LLC (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form F-1 (File No. 333-259895) filed with the SEC on September 30, 2021).**

4.5
Consent to New Debt and Amendment to Convertible Note, dated May 5, 2022, by and between Li-Cycle Holdings Corp. and Wood River Capital, LLC (incorporated by reference to Exhibit 4.38 to the Company’s annual report on Form 20-F (File No. 001-40733) filed with the SEC on March 30, 2023).**

4.6
Amendment No. 2 to Convertible Note, dated February 13, 2023, by and between Li-Cycle Holdings Corp. and Wood River Capital, LLC (incorporated by reference to Exhibit 4.39 to the Company’s annual report on Form 20-F (File No. 001-40733) filed with the SEC on March 30, 2023).**

4.7
Amendment No. 3 to Convertible Note dated March 25, 2024 by and between Li-Cycle Holdings Corp. and Wood River Capital, LLC (incorporated by reference to Exhibit 4.5 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on March 25, 2024).**

4.8
Convertible Note, dated May 31, 2022, by and between Li-Cycle Holdings Corp. and Glencore Ltd. (incorporated by reference to Exhibit 4.1 to the Company’s Form 6-K (File No. 001-40733) filed with the SEC on June 2, 2022).**

4.9
Amendment No. 1 to Convertible Note, dated February 13, 2023, by and between Li-Cycle Holdings Corp. and Glencore Ltd. (incorporated by reference to Exhibit 4.40 to the Company’s annual report on Form 20-F (File No. 001-40733) filed with the SEC on March 30, 2023).**

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

10.11	Subsidiary Joinder Agreement, dated May 29, 2024, by between Li-Cycle Europe AG and Li-Cycle Germany GmbH.
10.12††, †††	Security Assignment Agreement, dated May 31, 2024, by and between Li-Cycle Europe AG and Glencore Canada Corporation.
10.13††, †††	Bank Account Pledge Agreement, dated May 31, 2024, by and between, Li-Cycle Europe AG and Glencore Canada Corporation.
10.14††, †††	Share Pledge Agreement, dated May 31, 2024, by and between Li-Cycle Holdings Corp. and Glencore Canada Corporation, acknowledged and agreed by Li-Cycle Europe AG.
10.15††, †††	Global Assignment Agreement, dated May 31, 2024, by and between Li-Cycle Germany GmbH and Glencore Canada Corporation.
10.16††, †††	Account Pledge Agreement, dated May 31, 2024, by and between Li-Cycle Germany GmbH and Glencore Canada.
10.17†††	Share Pledge Agreement, dated May 29, 2024, by and between Li-Cycle Europe AG, Glencore Canada Corporation and Li-Cycle Germany GmbH.

10.18††, †††
Amended and Restated Ground Sublease Agreement (Warehouse), dated May 31, 2024, between Pike Conductor Dev 1, LLC (as Lessor) and Li-Cycle North America Hub, Inc. (as Lessee) (incorporated by reference to Exhibit 10.1 from the Company’s Form 8-K (File No. 001-40733) filed with the SEC on June 4, 2024).**

10.19
Guarantee by Li-Cycle Holdings Corp. to Pike Conductor Dev 1, LLC (as Lessor) under Amended and Restated Ground Sublease Agreement (Warehouse), dated May 31, 2024 (incorporated by reference to Exhibit 10.2 from the Company’s Form 8-K (File No. 001-40733) filed with the SEC on June 4, 2024).**

10.20††, †††
Limited Assignment of Design Build Contract, dated May 31, 2024, by and between Pike Conductor Dev 1, LLC, Li-Cycle North America Hub, Inc., and Pike Conductor JV 1, LLC (incorporated by reference to Exhibit 10.3 from the Company’s Form 8-K (File No. 001-40733) filed with the SEC on June 4, 2024).**

10.21†, †††
Executive Employment Agreement, dated March 26, 2024, by and between Li-Cycle Corp. and Conor Spollen (incorporated by reference to Exhibit 10.12 from the Company’s Form 10-Q (File No. 001-40733) filed with the SEC on May 10, 2024).**

10.22†, †††
Separation Agreement, dated March 26, 2024, as amended April 24, 2024, by and between Li-Cycle Corp. and Debbie Simpson (incorporated by reference to Exhibit 10.13 from the Company’s Form 10-Q (File No. 001-40733) filed with the SEC on May 10, 2024).**

10.23†, †††
Separation Agreement, dated March 26, 2024, as amended April 29, 2024, by and between Li-Cycle Corp. and Tim Johnston (incorporated by reference to Exhibit 10.1 from the Company’s Form 8-K (File No. 001-40733) filed with the SEC on May 15, 2024), as amended by the Company’s Form 8-K/A (File No. 001-40733) filed with the SEC on June 5, 2024.**

10.24†, †††
Separation Agreement, dated March 26, 2024, as amended April 26, 2024, by and between Li-Cycle Europe AG and Richard Storrie (incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on May 15, 2024).**

10.25†	Executive Employment Agreement, dated July 17, 2024, by and between Li-Cycle Corp. and Craig Cunningham
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1#	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350.
32.2#	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101).
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

LI-CYCLE HOLDINGS CORP.

		By:	/s/ Ajay Kochhar
Name: Ajay Kochhar
Title: President & CEO and Executive Director

		By:	/s/ Craig Cunningham
Name: Craig Cunningham
Title: Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	August 8, 2024

US-LEGAL-12670681/2 176283-0007
56