Form 10-Q
period 2024-09-30
Li-Cycle Holdings Corp.
filed 2024-11-07
CIK 1828811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 1, 2024, the registrant had 23,219,938 common shares outstanding.

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
Forward-looking statements may generally be identified by the use of words such as “believe”, “may”, “will”, “continue”, “anticipate”, “intend”, “expect”, “should”, “would”, “could”, “plan”, “potential”, “future”, “target” or other similar expressions that predict or indicate future events or trends or that are not statements of historical matters, although not all forward-looking statements contain such identifying words. Forward-looking statements in this Quarterly Report on Form 10‑Q include but are not limited to statements about: the expectation that Li-Cycle will recover critical battery materials to create a domestic closed-loop battery supply chain for a clean energy future; the expectation that the steps taken under the Cash Preservation Plan will result in cash savings; Li-Cycle’s expectations regarding cash outflows; Li-Cycle’s expectations regarding its ability to raise additional capital for operating expenses and liquidity requirements; Li-Cycle’s expectations regarding the DOE Loan Facility; Li-Cycle’s expectations that it will require significant funding before restarting the Rochester Hub project or that it will be able to restart the Rochester Hub project and raise the capital needed to complete the Rochester Hub project; Li-Cycle’s expectations that it will be stopping or slowing operations at its remaining operating Spokes and re-evaluating its strategy for bringing on additional Spoke and Hub capacity in the near-term; Li-Cycle’s expectation to recognize revenue from the sale of critical battery materials; Li-Cycle’s expectation regarding other capital expenditures; Li-Cycle’s expectation that it will need to secure an alternative short or long-term financing in the near term or else it will not have sufficient cash and cash equivalents on hand or other resources to support current operations for the twelve months following the filing of this Quarterly Report; expectations related to potential financing and other strategic alternatives; expectations related to the outcome of future litigation, including the disclosure of certain mechanic's liens against the Company and the amount owed; expectations regarding the ability to attract new suppliers; expectations regarding annual growth rate of the number of EVs and hybrids; expectations regarding the price and supply of nickel and cobalt; and expectations regarding expected growth in the amount of LIB materials available for recycling and expectations regarding the total number of shares into which the Glencore Convertible Notes are convertible. These statements are based on various assumptions, whether or not identified in this Quarterly Report on Form 10-Q, made by Li-Cycle’s management, including but not limited to assumptions regarding the timing, scope and cost of Li-Cycle’s projects, including paused projects; the processing capacity and production of Li-Cycle’s facilities; Li-Cycle’s expectations regarding workforce reductions; Li-Cycle’s ability to source feedstock and manage supply chain risk; Li-Cycle’s ability to increase recycling capacity and efficiency; Li-Cycle’s ability to obtain financing on acceptable terms or execute any strategic transactions; Li-Cycle’s ability to retain and hire key personnel and maintain relationships with customers, suppliers and other business partners; the success of the Cash Preservation Plan, the outcome of the review of the go-forward strategy of the Rochester Hub; Li-Cycle’s ability to attract new suppliers or expand its supply pipeline from existing suppliers; general economic conditions; currency exchange and interest rates; compensation costs; and inflation. There can be no assurance that such assumptions will prove to be correct and, as a result, actual results or events may differ materially from expectations expressed in or implied by the forward-looking statements.
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
•Li-Cycle’s estimated total addressable market;
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

•the NYSE may delist our common shares, which could limit investors’ ability to engage in transactions in our common shares and subject us to additional trading restrictions;
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
Unless otherwise indicated, the estimates included in this Quarterly Report on Form 10-Q, including with respect to the size of the EV and hybrid market globally and in any individual component market, price and supply of nickel and cobalt and the supply of battery materials for recycling, are based on the good faith estimates of our management, which in turn are based upon our management’s review of internal surveys, independent industry surveys and publications, including reports by third party research analysts and publicly available information. These data involve a number of assumptions and limitations and you are cautioned not to give undue weight to such estimates. We have not independently verified the accuracy or completeness of the data contained in such sources.

FREQUENTLY USED TERMS
As used in this Quarterly Report on Form 10-1Q, unless the context otherwise requires or indicates otherwise, references to “we,” “us,” “our,” “Li-Cycle” or the “Company” refer to Li-Cycle Holdings Corp., an Ontario corporation, and its consolidated subsidiaries.
In this document:
“A&R Glencore Convertible Notes” means the Glencore Unsecured Convertible Notes, as amended and restated on March 25, 2024 in connection with the closing of the issuance of the Glencore Senior Secured Convertible Note, as well as the First A&R Glencore Note and Second A&R Glencore Note.
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
“Arizona Spoke” means Li-Cycle’s Spoke in Gilbert, Arizona, which commenced operations on May 17, 2022.
“ATM Program” means “at the market” equity offering program for offer and sale of common shares pursuant to the At The Market Issuance Sales Agreement between the Company and B. Riley Securities, Inc. dated June 28, 2024.
“ATVM Program” means the DOE LPO’s Advanced Technology Vehicles Manufacturing Program.
“black mass” means a powder-like substance which contains a number of valuable metals, including nickel, cobalt and lithium.
“Black Mass & Equivalents” or “BM&E” means black mass and products analogous to black mass that have a similar metal content.
“Board” means the board of directors of the Company.
“Borrower Entities” means Li-Cycle U.S. Inc., Li-Cycle Inc. and Li-Cycle North America Hub, Inc.
“Business Combination” means the transactions contemplated by the Business Combination Agreement.
“Business Combination Agreement” means the Business Combination Agreement, dated as of February 15, 2021, as amended, by and among Peridot, Li-Cycle Corp. and NewCo.
“B. Riley” means B. Riley Securities, Inc.
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
“CECL” means current estimated credit losses.
“CODM” means chief operating decision maker.
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
“CTC” means cost to complete.
“DFS” means definitive feasibility study.
“DOE” means United States Department of Energy.
“DOE Loan Facility” means the definitive financing agreement with the United States Department of Energy for a loan facility of up to $475.0 million.
“EV” means electric vehicles.
“First Advance” means drawing on the DOE Loan Facility.
“First A&R Glencore Note” means the first tranche of the A&R Glencore Unsecured Convertible Note.
“Germany Spoke” means Li-Cycle’s Spoke in Magdeburg, Germany, which commenced operations on August 1, 2023.
“Glencore” means Glencore plc and its subsidiaries.
“Glencore Convertible Notes” means the A&R Glencore Convertible Notes and Glencore Senior Secured Convertible Note together with any PIK Notes issued in satisfaction of interest due and payable thereon.
“Glencore Nominees” means three directors nominated to the Board by Glencore and its subsidiaries.
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
“HubCo” means Li-Cycle North America Hub, Inc.
“Hubiack Securities Action” means Hubiack v. Li-Cycle Holdings Corp., et al., 1:23-cv-09894 (S.D.N.Y.).
“ICFR” means internal control over financial reporting.
“Issuance Date Note Guarantors” means Li-Cycle Corp., Li-Cycle Americas Corp., Li-Cycle Inc., and Li-Cycle North America Hub, Inc.
“KPMG” means KPMG LLP.
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
“LIBOR” means the London Inter-Bank Offered Rate.
“lienors” means certain contractors, subcontractors, consultants and suppliers.
“Long-Term Incentive Plan” means Li-Cycle Holding Corp.’s 2021 Incentive Award Plan.
“LPO” means U.S. Department of Energy’s Loan Programs Office.
“main line processing capacity” means, in relation to Li-Cycle’s Spokes, the capacity to process LIB using Li-Cycle’s patented submerged shredding process or “wet shredding” designed specifically for battery materials that contain electrolyte and have risk of thermal runaway.
“Marcum” means Marcum Canada LLP.

“MasTec” means Mastec Industrial Corp.
“MHP” means mixed hydroxide precipitate, containing nickel, cobalt and manganese.
“MHP payables” means percentage of metal payables that the Company would receive on MHP products being sold.
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
“Note Guarantors” means Post-Closing Guarantors and Issuance Date Guarantors.
“NYSE” means the New York Stock Exchange.
“OBCA” means the Ontario Business Corporations Act.
“OEM” means an original equipment manufacturer.
“Ontario Spoke” means Li-Cycle’s Spoke in Kingston, Ontario, the operations of which were paused on November 1, 2023 and where work towards closure is underway.
“Peridot” means, before the Continuance, Peridot Acquisition Corp., a Cayman Islands exempt company and, after the Continuance, Peridot Ontario.
“Peridot Ontario” means Peridot as continued under the OBCA following the Continuance.
“PIK” means payment in-kind.
“PIK interest” means interest paid in kind.
“PIK Notes” means the additional unsecured convertible notes that may be issued by Li-Cycle from time to time in satisfaction of the interest due and payable on the KSP Convertible Notes, the A&R Glencore Convertible Notes or the Glencore Senior Secured Convertible Note, as the case may be, as such notes may be amended from time to time.
“Pike” means Pike Conductor DEV 1, LLC.
“Planned Portovesme Hub” means the planned joint development project with Glencore to produce critical battery materials at a Hub facility in Portovesme, Italy, the definitive feasibility study for which is currently paused.
“Post-Closing Guarantors” means Li-Cycle Europe AG and Li-Cycle Germany GmbH.
“PSUs” means performance share units.
“Rochester Hub” means Li-Cycle’s planned, first commercial-scale Hub, under development in Rochester, New York, the construction of which is currently paused.

“ROU assets” means right-of-use assets.
“RSUs” means restricted stock units.
“SEC” means the U.S. Securities and Exchange Commission.
“Second A&R Glencore Note” means the second tranche of the A&R Glencore Unsecured Convertible Note.
“Securities Act” means the U.S. Securities Act of 1933, as amended.
“Share Consolidation” means the share consolidation of all the common shares at a ratio of one post-consolidation common share for every eight pre-consolidation common shares, effective June 3, 2024.
“Side Letter Agreement” means side letter agreement entered into with Glencore Ltd., Glencore Canada Corporation and Glencore plc and its subsidiaries.
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
“SpokeCo” means Li-Cycle Inc.
“Traxys” means Traxys North America LLC.
“U.S. GAAP” means Generally Accepted Accounting Principles.
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

	For the three months ended September 30, 2024	For the three months ended September 30, 2023	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023

Revenue
Product revenue	$4.4	$3.5	$11.5	$9.7
Recycling service revenue	4.0	1.2	9.5	2.2
Total revenue	8.4	4.7	21.0	11.9

Cost of sales
Cost of sales - Product revenue	(19.4)	(20.1)	(54.3)	(59.4)
Cost of sales - Recycling service revenue	(0.6)	—	(3.0)	—
Total cost of sales	(20.0)	(20.1)	(57.3)	(59.4)
Selling, general and administrative expense	(12.9)	(25.9)	(58.8)	(73.5)
Research and development	(0.7)	(2.7)	(1.2)	(4.9)
Loss from operations	$(25.2)	$(44.0)	$(96.3)	$(125.9)

Other income (expense)

Interest income	0.5	2.5	2.0	11.7
Interest expense	(17.3)	(0.2)	(44.4)	(1.4)
Foreign exchange gain (loss)	(0.7)	0.1	(0.9)	(0.9)
Fair value gain on financial instruments	99.2	10.9	110.1	17.5
Debt extinguishment loss (Note 11)	—	—	(58.9)	—
	$81.7	$13.3	$7.9	$26.9

Net profit (loss) before taxes	$56.5	$(30.7)	$(88.4)	$(99.0)
Income tax	—	—	—	(0.1)
Net profit (loss) and comprehensive loss	$56.5	$(30.7)	$(88.4)	$(99.1)

Net profit (loss) and comprehensive profit (loss) attributable to
Shareholders of Li-Cycle Holdings Corp.	56.5	(30.7)	(88.4)	(99.0)
Non-controlling interest	—	—	—	(0.1)

Profit (loss) per common share - diluted	$2.15	$(1.38)	$(3.81)	$(4.47)
Profit (loss) per common share - basic	$2.43	$(1.38)	$(3.81)	$(4.47)
The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements.

Unaudited condensed consolidated interim balance sheets
All dollar amounts presented are expressed in millions of US dollars except share and per share amounts
	September 30,	December 31,
	2024	2023

Assets
Current assets
Cash and cash equivalents	$32.2	$70.6
Restricted cash	9.9	9.7
Accounts receivable, net	8.2	1.0
Other receivables	1.2	1.9
Prepayments, deposits and other current assets	21.4	56.2
Inventories, net	9.2	9.6
Total current assets	82.1	149.0

Non-current assets
Property, plant and equipment, net	693.2	668.8
Operating lease right-of-use assets	88.5	56.4
Finance lease right-of-use assets	—	2.2
Other assets	6.8	9.6
	788.5	737.0
Total assets	$870.6	$886.0

Liabilities
Current liabilities
Accounts payable	$105.1	$134.5
Accrued liabilities	24.2	17.6
Deferred revenue	—	0.2
Operating lease liabilities	6.5	4.4
Total current liabilities	135.8	156.7

Non-current liabilities
Accounts payable	3.3	—
Deferred revenue	5.8	5.3
Operating lease liabilities	86.7	56.2
Finance lease liabilities	—	2.3
Convertible debt	342.6	288.1
Asset retirement obligations	1.1	1.0
	439.5	352.9
Total liabilities	$575.3	$509.6
Commitments and contingencies (Note 14)
Going concern (Note 1)

Equity
Common stock and additional paid-in capital Authorized unlimited shares, Issued and outstanding - 23.2 million shares at September 30, 2024 (22.2 million shares at December 31, 2023)	655.6	648.3
Accumulated deficit	(360.0)	(271.6)
Accumulated other comprehensive loss	(0.3)	(0.3)
Total equity	295.3	376.4
Total liabilities and equity	$870.6	$886.0
The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements.

Li-Cycle Holdings Corp.
Unaudited condensed consolidated interim statements of equity
All dollar amounts presented are expressed in millions of US dollars except share and per share amounts

For the three months ended	Number of common shares	Common stock and additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Equity attributable to the shareholders of Li-Cycle Holdings Corp.	Non-controlling interest	Total
Balance, June 30, 2024	22,500,000	$652.5	$(416.5)	$(0.3)	$235.7	$—	$235.7
Settlement of RSUs	—	—	—	—	—	—	—
Issuance of common stock in connection with the ATM Program	700,000	1.2	—	—	1.2	—	1.2
Stock-based compensation - RSUs	—	3.0	—	—	3.0	—	3.0
Stock-based compensation - options	—	(1.1)	—	—	(1.1)	—	(1.1)
Net loss and comprehensive loss	—	—	56.5	—	56.5	—	56.5
Balance, September 30, 2024	23,200,000	655.6	(360.0)	(0.3)	295.3	—	295.3

Balance, June 30, 2023	22,225,000	642.2	(202.0)	(0.3)	439.9	—	439.9
Settlement of RSUs	37,500	—	—	—	—	—	—
Exercise of stock options	12,500	—	—	—	—	—	—
Stock-based compensation - RSUs	—	3.0	—	—	3.0	—	3.0
Stock-based compensation - options	—	1.0	—	—	1.0	—	1.0
Net loss and comprehensive loss	—	—	(30.7)	—	(30.7)	—	(30.7)
Balance, September 30, 2023	22,275,000	$646.2	$(232.7)	$(0.3)	$413.2	$—	$413.2

For the nine months ended	Number of common shares	Common stock and additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Equity attributable to the shareholders of Li-Cycle Holdings Corp.	Non-controlling interest	Total
Balance, December 31, 2023	22,200,000	$648.3	$(271.6)	$(0.3)	$376.4	$—	$376.4
Settlement of RSUs	300,000	—	—	—	—	—	—
Issuance of common stock in connection with the ATM Program	700,000	1.2	—	—	1.2	—	1.2
Stock-based compensation - RSUs	—	6.1	—	—	6.1	—	6.1
Stock-based compensation - options	—	—	—	—	—	—	—
Net loss and comprehensive loss	—	—	(88.4)	—	(88.4)	—	(88.4)
Balance, September 30, 2024	23,200,000	655.6	(360.0)	(0.3)	295.3	—	295.3

Balance, December 31, 2022	22,012,500	635.3	(133.6)	(0.3)	501.4	0.2	501.6
Settlement of RSUs	100,000	—	—	—	—	—	—
Exercise of stock options	162,500	—	—	—	—	—	—
Stock-based compensation - RSUs	—	8.5	—	—	8.5	—	8.5
Stock-based compensation - options	—	2.8	—	—	2.8	—	2.8
Payment to the holders of non-controlling interest in subsidiary	—	(0.4)	—	—	(0.4)	(0.2)	(0.6)
Net loss and comprehensive loss	—	—	(99.1)	—	(99.1)	—	(99.1)
Balance, September 30, 2023	22,275,000	$646.2	$(232.7)	$(0.3)	$413.2	$—	$413.2
The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements.

Li-Cycle Holdings Corp.
Unaudited condensed consolidated interim statements of cash flows
All dollar amounts presented are expressed in millions of US dollars except share and per share amounts

	For the nine months ended September 30,
	2024	2023
Operating activities
Net loss for the period	$(88.4)	$(99.1)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	6.1	10.7
Depreciation and amortization	11.2	6.4
Foreign exchange loss on translation	0.5	(0.3)
Fair value (gain) on financial instruments	(110.1)	(17.5)
Bad debt expense	—	1.0
Adjustment to net realizable value	(1.8)	4.4
Loss on write off of fixed assets	0.1	—
Interest and accretion on convertible debt	44.4	1.4
Interest paid	(0.8)	—
Debt extinguishment loss (Note 11)	58.9	—
Non-cash lease expense	(1.8)	0.1
	(81.7)	(92.9)
Changes in working capital items:
Accounts receivable	(7.2)	0.9
Other receivables	0.7	6.4
Prepayments and deposits	(1.2)	(15.3)
Inventories	2.2	(0.8)
Deferred revenue	0.3	5.3
Accounts payable and accrued liabilities	(5.6)	7.1
Net cash used in operating activities	$(92.5)	$(89.3)

Investing activities
Purchases of property, plant, equipment, and other assets	(20.6)	(290.8)
Net cash used in investing activities	$(20.6)	$(290.8)

Financing activities
Proceeds from convertible debt	75.0	—
Issuance of common shares	1.2	—
Payments of transaction costs	(1.3)	—
Purchase of non-controlling interest	—	(0.4)
Net cash provided (used in) by financing activities	$74.9	$(0.4)

Net change in cash, cash equivalents and restricted cash	(38.2)	(380.5)
Cash, cash equivalents and restricted cash, beginning of period	80.3	517.9
Cash, cash equivalents and restricted cash, end of period	$42.1	$137.4

Supplemental non-cash investing activities:
Purchases of property and equipment included in liabilities	$23.9	$16.1
Supplemental information:
Bad debt recovery	$1.0	$—
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
These condensed consolidated interim financial statements of the Company, including the condensed consolidated interim balance sheet as of September 30, 2024, the condensed consolidated interim statements of operations and comprehensive loss, condensed consolidated interim statement of equity and condensed consolidated interim statement of cash flows for the nine months ended September 30, 2024 and 2023, as well as other information disclosed in the accompanying notes, are unaudited. The condensed consolidated balance sheet at December 31, 2023, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of its financial position as of September 30, 2024, and the results of operations for the three and nine months ended September 30, 2024, and 2023, and cash flows for the nine months ended September 30, 2024, and 2023, have been included. Interim results are not necessarily indicative of financial results for a full year or any future years or interim periods.
The Company reclassified certain amounts in the condensed consolidated interim financial statements to conform to the current period's presentation.
Going concern
The going concern basis of accounting assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business.
The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited condensed consolidated interim financial statements are issued. Based on its recurring losses from operations since inception, which included losses from operations of $25.2 million and $96.3 million for the three and nine months ended September 30, 2024 ($44.0 million and $125.9 million for the three and nine months ended September 30, 2023), net cash used in operating activities of $92.5 million during the nine months ended September 30, 2024 ($89.3 million for the nine months ended September 30, 2023), and the pause on construction of the Rochester Hub project (as described below), the Company has concluded that there is substantial doubt about its ability to continue as a going concern for a period of one year from the date that these unaudited condensed consolidated interim financial statements were issued.
As of September 30, 2024, the Company had $9.9 million in restricted cash of which $3.0 million was held as security for waste disposal obligations related to the Germany Spoke operations, and $5.6 million was a bank guarantee against a reservation fee for future battery waste recycling services. Additionally, the Company has $1.3 million held as cash collateral with its bank as security for credit cards and a performance bond. As these funds are contractually restricted, and the Company cannot use them for general operating purposes, they are classified as restricted cash in the consolidated balance sheets.
To date, the Company has financed its operations primarily through proceeds received in connection with: (i) the Business Combination; (ii) the concurrent $315.5 million private placement of common shares; (iii) other private placements of Li-Cycle securities (including convertible notes and common shares); (iv) the ATM Program; and (v) government grants. On March 11, 2024, the Company entered a private placement agreement (the “Glencore Senior Secured Convertible Note Purchase Agreement”) to issue a senior secured convertible note in an aggregate principal amount of $75.0 million to an affiliate of Glencore plc (the “Glencore Senior Secured Convertible Note”) which closed on March 25, 2024. On November 7, 2024, the Company entered an agreement for a loan facility (“DOE Loan Facility”) of up to $475 million (including up to $445 million of principal and up to $30 million in deferred and accrued interest) through the United States Department of Energy’s ("DOE") Loan Programs Office’s Advanced Technology Vehicles Manufacturing Program (“ATVM Program”). The Company is actively exploring additional financing and strategic alternatives for a complete funding package needed to restart construction at the Rochester Hub (of which the DOE Loan Facility is a key component) and for general corporate purposes. The funding package would assist in satisfying the conditions required to draw against the DOE Loan Facility, including funding the remaining Base Equity Contribution (which includes reserve account requirements) and a minimum cash balance. There can be no assurance that the Company will be able to secure additional funding at attractive commercial terms or at all. Furthermore, any additional financing, including the recent Glencore Senior Secured Convertible Note investment, and any borrowings that

Li-Cycle Holdings Corp.
Notes to the unaudited condensed consolidated interim financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts become available under the DOE Loan Facility, and any future sales made under the ATM Program may be insufficient to provide adequate liquidity for ongoing operations, to fund the Company’s future growth or capital projects, including the Rochester Hub, or otherwise satisfy any of the Company’s funding needs and obligations. The Glencore Convertible Notes, and the DOE Loan Facility have, or will have restrictive covenants that significantly limit the Company’s operating and financial flexibility or its ability to obtain future funding.
In addition, there are inherent risks associated with the Company’s ability to execute its growth strategy. There can be no assurance that the Company will develop the manufacturing capabilities and processes, secure reliable sources of component supply to meet quality, engineering, design or production standards, or meet the required production volumes to grow into a viable, cash-flow-positive business successfully.
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
•On November 1, 2023, the Company initiated the implementation of the Cash Preservation Plan which continued to be updated and executed during the quarter ended September 30, 2024. Preservation activities include reducing staffing in its corporate support functions, pausing production and working towards closure of the Company’s Ontario Spoke and warehouse facility, suspending other development projects pending strategic review, and pursuing reductions in overhead and selling, general and administrative costs.
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
Impairment of long-lived assets
The Company reviews long-lived assets such as plant and equipment, intangible assets with finite useful lives and right-of-use assets (“ROU assets”) for impairment whenever events or changes in circumstances indicate that the carrying value of the asset or asset group may not be recoverable. These events and circumstances may include significant decreases in the market price of an asset or asset group, significant changes in the extent or manner in which an asset or asset group is being used by the Company or in its physical condition, a significant change in legal factors or in the business climate, a history or forecast of future operating or cash flow losses, significant disposal activity, a significant decline in the Company’s share price, a significant decline in revenue or adverse changes in the economic environment. The existence of an individual indicator outlined above, or otherwise, is not automatically an indicator that a long-lived asset may not be recoverable. Instead, management exercises judgment and considers the combined effect of all potential indicators and developments present, potentially positive or negative, when determining whether a long-lived asset may not be recoverable.
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

Li-Cycle Holdings Corp.
Notes to the unaudited condensed consolidated interim financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts
2.    Accounting Changes
Recently issued accounting standards
Segment Reporting Disclosures
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
Effective Date and Adoption Considerations – The guidance is effective for annual periods beginning after December 15, 2024, and for interim periods beginning January 1, 2025, and is required to be applied on a retrospective basis to all prior periods presented. Early adoption is permitted. The Company will adopt the guidance as of the effective date.
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
3.    Revenue – product sales and recycling services

	For the three months ended September 30, 2024	For the three months ended September 30, 2023	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
Product revenue recognized in the period	$4.3	$3.5	$10.7	$15.7
Fair value pricing adjustments	0.1	—	0.8	(6.0)
Product revenue	$4.4	$3.5	$11.5	$9.7
Recycling service revenue recognized in the period	4.0	1.2	9.5	2.2
Revenue	$8.4	$4.7	$21.0	$11.9
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
Product revenue, and the related trade accounts receivables are measured at initial recognition using provisional prices for the constituent metals and any unsettled sales are remeasured at the end of each reporting period using the market prices of the constituent metals. Changes in fair value are recognized as an adjustment to product revenue, and the related accounts receivable, and can result in gains and losses when the applicable metal prices increase or decrease from the date of initial recognition.
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

Li-Cycle Holdings Corp.
Notes to the unaudited condensed consolidated interim financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts
The allowance for credit losses as at September 30, 2024 was $nil (December 31, 2023 : $nil) and no expected credit loss provisions were recognized for the nine months ended September 30, 2024.
Bad debt expense recovery for the three and nine months ended September 30, 2024 was $nil and $1.0 million (Bad debt expense for the three and nine months ended September 30, 2023: $nil and $0.9 million).
Accounts receivable are stated at the amount the Company expects to collect. The Company generally does not require collateral or other security in support of accounts receivable. To reduce credit risk, the Company performs ongoing credit evaluations of its customers’ financial condition.
Deferred revenue
In the normal course of business, the Company receives advances from customers for the sale of products and the provision of lithium-ion battery recycling services. The table below depicts the activity in the deferred revenue account during the nine months ended September 30, 2024 and twelve months ended December 31, 2023.
Product Revenue

	September 30, 2024	December 31, 2023
Balance, beginning of the period	$—	$—
Additions	7.8	—
Revenue recognized	(7.8)	—
Balance, end of the period	$—	$—
Current deferred revenue	—	—
Non-current deferred revenue	$—	$—
Recycling Service Revenue

	September 30, 2024	December 31, 2023
Balance, beginning of the period	$5.5	$—
Additions	—	5.4
Foreign exchange revaluation	0.3	0.1
Balance, end of the period	$5.8	$5.5
Current deferred revenue	—	0.2
Non-current deferred revenue	$5.8	$5.3
The remaining performance obligation (RPO) relates to the delivery of products or services for which cash has been received in advance. At September 30, 2024, $5.8 million relates to services and is expected to be recognized in 3-5 years.
4.    Prepayments, deposits and other current assets

As at	September 30, 2024	December 31, 2023
Prepaid equipment deposits	$1.0	$40.1
Prepaid transaction costs	11.1	7.8
Prepaid lease deposits	5.3	5.6
Prepaid insurance	4.5	4.6
Prepaid construction charges	0.9	2.6
Other prepaids	3.7	3.3
Total prepayments, deposits and other current assets	$26.5	$64.0
Non-current security deposits	(5.0)	(5.0)
Non-current insurance	(0.1)	(2.8)
Current prepayments and deposits	$21.4	$56.2
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
5.    Inventories, net

As at	September 30, 2024	December 31, 2023
Raw materials	$—	$0.8
Finished goods	4.4	3.7
Parts and tools	4.8	5.1
Total inventories, net	$9.2	$9.6
The inventory balances for raw materials and finished goods are presented at the lower of cost and net realizable value. For the three and nine months ended September 30, 2024, the net realizable impact resulted in a favorable inventory adjustment of $1.6 million and $1.8 million (three and nine months ended September 30, 2023: write down of $0.8 million and $4.4 million). The adjustments are recorded in cost of sales in the unaudited condensed consolidated interim statements of operations and comprehensive income (loss).
6.    Property, plant and equipment, net

As at	September 30, 2024	December 31, 2023

Building	$58.8	$58.8
Plant equipment	51.2	55.3
Computer software and equipment	4.9	4.5
Vehicles	0.2	0.2
Leasehold improvements	14.7	13.5
Assets under construction	588.5	552.6
	$718.3	$684.9
Less – accumulated depreciation	(25.1)	(16.1)
Total property, plant and equipment, net	$693.2	$668.8
For the three and nine months ended September 30, 2024, $nil and $nil in borrowing costs (for the three and nine months ended September 30, 2023: $5.4 million and $29.9 million) were capitalized to assets under construction due to the pause of construction at the Rochester Hub. Depreciation expense for the three and nine months ended September 30, 2024 was $4.2 million and $9.0 million compared to $2.2 million and $3.9 million in the corresponding periods of 2023. In the nine months ended September 30, 2024, the Company received proceeds of $5.8 million (€5.3 million) of the $6.9 million (€6.4 million) approved grant for the Germany Spoke from the State of Saxony-Anhalt, Germany and recognized this amount as a reduction in plant equipment.
Refer to Note 14 (Commitments and contingencies) for details of contractual commitments to purchase fixed assets.
7.    Leases
The Company’s lease portfolio is predominantly operating leases for plant operations, storage facilities, and office space. The Company presents operating and finance lease balances separately on the consolidated balance sheets. The Company’s finance leases relate to plant operations. The Company does not include options to extend leases in the lease term until they are reasonably certain to be exercised. The following table presents the Company's lease balances and their classification on the unaudited condensed consolidated interim statements of operations and comprehensive loss:

Li-Cycle Holdings Corp.
Notes to the unaudited condensed consolidated interim financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts

	September 30, 2024	September 30, 2023
Finance lease
Amortization of ROU assets	$—	$—
Interest on lease liabilities	0.1	—
Total finance lease cost	$0.1	$—

Operating lease cost	$9.8	$7.0
Short-term lease cost	—	—
Variable lease cost	1.4	1.2
Total lease cost	$11.3	$8.2
The weighted average remaining lease term of the Company's premises and equipment operating leases is 20.59 years as at September 30, 2024 and 14.48 years as at December 31, 2023. The weighted average remaining lease term of the Company's premises and equipment finance leases is 2.37 years as at September 30, 2024 and 46.78 years as at December 31, 2023.
The weighted average lease discount rate of the Company's premises and equipment operating leases is 8.01% as at September 30, 2024 and 7.69% as at December 31, 2023. The weighted average lease discount rate of the Company's premises and equipment finance leases is 11.61% as at September 30, 2024 and 9.49% as at December 31, 2023.

Supplemental Cash Flow Related Disclosures	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023

Cash paid for amounts related to lease liabilities:
Operating cash flows from operating leases	$10.1	$7.2
Operating cash flows from finance leases	0.1	—
Financing cash flows from finance leases	—	—

Recognition of ROU assets and lease liabilities for new operating leases	$36.6	$18.7
Derecognition of ROU assets and lease liabilities for new finance leases	(2.2)	—
Maturities of lease liabilities as of September 30 were as follows:

	Operating Leases	Finance Leases
2025	$13.6	—
2026	13.4	—
2027	12.6	—
2028	12.0	—
2029	12.0	—
Thereafter	159.4	—
Total future minimum lease payments	$223.0	$—
Imputed interest	(129.8)	—
Total lease liabilities	$93.2	$—
At September 30, 2024, none of the Company's executed leases that had not yet commenced will create significant rights or obligations in the future and sublease transactions are not material. The Company's leases did not impose any restrictions or covenants.

Li-Cycle Holdings Corp.
Notes to the unaudited condensed consolidated interim financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts
8.    Other assets

As at	September 30, 2024	December 31, 2023
Non-current security deposits	$5.0	$5.0
Non-current insurance	0.1	2.8
Intangible assets, net	1.7	1.8
Total other assets	$6.8	$9.6
As of September 30, 2024 and December 31, 2023, the Company's intangible assets consisted of the following:

As at	September 30, 2024	December 31, 2023
Internal-use software	$0.7	$0.7
Cloud computing arrangements	1.4	1.3
	$2.1	$2.0
Less - accumulated amortization	(0.4)	(0.2)
Intangible assets, net	$1.7	$1.8
Amortization expense relating to cloud computing arrangements is recorded in selling, general and administrative expenses in the unaudited condensed consolidated interim statements of operations and comprehensive loss for the three and nine months ended September 30, 2024 is less than $0.1 million and $0.2 million (for the three and nine months ended September 30, 2023: $nil and nil).
9.    Related party transactions
For information about Li-Cycle’s related party transactions, refer to Note 9 (Related party transactions) to the Consolidated Financial Statements and the section of the Annual Report on Form 10-K titled “Item 13. Certain Relationships and Related Transactions and Director Independence—Certain Relationships and Related Transactions”.
The Company has convertible debt instruments with affiliates of Glencore plc. (“Glencore”). Refer to Note 11 (Convertible debt) for more information.
The Company has agreements with Glencore to sell certain products from its Spokes. During the three and nine months ended September 30, 2024, product revenue from sales to Glencore was $1.3 million and $1.0 million, respectively. This was driven by losses from the finalization of provisional sales from prior periods, which exceeded sales in the period (revenue from sales to Glencore was $0.6 million and $1.8 million for the three and nine months ended September 30, 2023).
On May 31, 2022, the Company entered into agreements with Glencore, pursuant to which the Company pays (i) sourcing fees on feed purchased for the Company's Spokes; and (ii) marketing fees on the sale of Black Mass to third parties. Sourcing fees and marketing fees for the three months ended September 30, 2024 were below $nil, compared to below $nil in the three months ended September 30, 2023. The sourcing and marketing fees for the nine months ended September 30, 2024, were below $0.1 million (for the nine months ended September 30, 2023: below $0.1 million). The net account payable to Glencore as of September 30, 2024 was $0.1 million (net account receivable as of December 31, 2023: $0.2 million).
Since 2017, the Company has engaged Fade In Production Pty. Ltd., which is controlled by certain members of the immediate family of the former interim non-executive Chair of the Company’s Board, to provide it with corporate video production services since 2017. Total expenses were below $0.1 million for the nine months ended September 30, 2024 (below $0.1 million for the nine months ended September 30, 2023).
On September 1, 2020, the Company engaged Consulero Inc., which is controlled by certain members of the immediate family of the Company's President and Chief Executive Officer, to provide it with technology services in relation to the Company's inventory management system. Total expense and accrual was $nil and below $0.1 million for the three and nine months ended September 30, 2024 (below $0.1 million and below $0.1 million for the three and nine months ended September 30, 2023, respectively).

Li-Cycle Holdings Corp.
Notes to the unaudited condensed consolidated interim financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts
10.    Accounts payable and accrued liabilities

As at	September 30, 2024	December 31, 2023
Accounts payable	$108.4	$134.5
Accrued expenses	17.4	14.5
Accrued compensation	6.8	3.1
Total accounts payable and accrued liabilities	$132.6	$152.1
Non-current accounts payable	(3.3)	—
Current accounts payable and accrued liabilities	$129.3	$152.1
During the nine months ended September 30, 2024, the Company reached new agreements and renegotiated certain previous agreements with certain suppliers to extend the payment terms for the amounts invoiced beyond one year. The Company recorded these amounts as non-current accounts payable in the unaudited condensed consolidated interim balance sheet as of September 30, 2024.
On March 25, 2024, the Board approved plans to reduce approximately 17% of its workforce, primarily at the corporate level, as part of the Company’s ongoing efforts to right size and right shape its organization as part of the Cash Preservation Plan. The workforce reduction provided certain executives and non-executives with contractual termination benefits as well as one-time termination benefits. Related to this event, the Company recorded an expense of $0.8 million in cost of sales and $5.6 million in selling, general and administrative expense in the unaudited condensed consolidated interim statements of operations and comprehensive income (loss) for the nine months ended September 30, 2024, for contractual termination benefits that are considered severance benefits plans as they are both probable and reasonably estimable as of September 30, 2024. For the nine months ended September 30, 2024, the Company accrued $3.7 million of these expenses in accrued compensation.
11.    Convertible debt

As at	September 30, 2024	December 31, 2023
KSP Convertible Notes (a)	$114.1	$99.1
Glencore Convertible Notes (b)	228.5	189.0
Total convertible debt at end of the period	$342.6	$288.1
The KSP Convertible Notes and the A&R Glencore Convertible Notes are all unsecured debt instruments and the Glencore Senior Secured Convertible Note is a secured debt instrument. The amount of maturities and sinking fund requirements for convertible debt instruments, with interest components rolled into principal, for each of the next five years are as follows as of September 30:

2025	$—
2026	163.7
2027	314.5
2028	—
2029	130.9
Total	$609.1

Li-Cycle Holdings Corp.
Notes to the unaudited condensed consolidated interim financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts
(a)KSP Convertible Notes

As at	September 30, 2024	December 31, 2023
Principal of convertible note at beginning of period	$119.3	$110.2
Issuance of convertible notes	7.2	9.1
Principal of convertible notes at end of the period	$126.5	$119.3

Conversion feature at beginning of period	$—	$6.0
Fair value (gain) loss on embedded derivative	—	(6.0)
Conversion feature at end of period	$—	$—

Debt component at beginning of the period	$99.1	$85.4
Debt component issued	7.2	9.1
Accrued interest paid in kind	(7.2)	(9.1)
Accrued interest expense	15.0	13.7
Debt component at end of period	$114.1	$99.1
Total KSP convertible debt at end of period	$114.1	$99.1
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
The PIK election results in the issuance of a new note under the same terms as the KSP Convertible Note, issued in lieu of interest payments with an issuance date on the applicable interest date. On May 1, 2022, Spring Creek Capital, LLC assigned the KSP Convertible Note and the PIK note outstanding at that time to an affiliate, Wood River Capital, LLC. The Company has elected to pay interest by PIK since the first interest payment date of December 31, 2021. The KSP Convertible Notes as at September 30, 2024, comprised the following:

Note	Date Issued	Amount Issued
Initial KSP Note	September 29, 2021	$100.0
PIK Note	December 31, 2021	1.8
PIK Note	June 30, 2022	4.1
PIK Note	December 31, 2022	4.3
PIK Note	June 30, 2023	4.4
PIK Note	December 31, 2023	4.7
PIK Note	June 30, 2024	7.2
Total		$126.5
At the option of the holder, the KSP Convertible Notes may be converted into common shares of the Company at a conversion price of $106.73 ($13.34 prior to the Share Consolidation), subject to customary anti-dilutive adjustments. The conversion price was adjusted from $107.44 to $106.73 in accordance with the repricing mechanism under the KSP Convertible Notes terms. This adjustment was triggered by shares issued under the ATM Program during the quarter, resulting in an aggregate issuance of 701,323 of the Company’s common shares. If the Company’s share price is equal to or greater than $139.68 ($17.46 before the

Li-Cycle Holdings Corp.
Notes to the unaudited condensed consolidated interim financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts
Share Consolidation), for a period of twenty consecutive days, the Company can force conversion of the KSP Convertible Notes at an amount equal to the sum of principal, accrued but unpaid interest, plus any make-whole amount which equal to the undiscounted interest that would have been payable from the date of conversion to the maturity date. At the Company’s option at any time, the Company can also redeem all of the KSP Convertible Notes at any time for a cash purchase price equal to 130% of the principal plus unpaid interest until maturity. The conversion feature under the KSP Convertible Notes has been recorded as a bifurcated embedded derivative liability since the conversion ratio does not always result in a conversion of a fixed dollar amount of liability for a fixed number of shares due to the optionality of the interest rate utilized on conversion at the Company’s option. The KSP Convertible Notes are also subject to redemption upon a change of control event or an event of default. Under an event of default, redemption happens upon the occurrence of an event at the holder’s discretion. Under a change of control event, mandatory redemption happens upon the occurrence of an event. Both the change of control and event of default options under the KSP Convertible Notes have been recorded as bifurcated embedded derivative liabilities as the redemption price triggered by these features represents a substantial premium over the principal amount. The bifurcated embedded derivatives are measured at fair value bundled together as a single compound embedded derivative. As at September 30, 2024, no conversions or redemptions had taken place.
The fair value of the compound embedded derivative upon issuance of the KSP Convertible Notes was determined to be a liability of $27.7 million whereas the remaining $72.3 million, net of transaction costs of $1.6 million, was allocated to the principal portion of the debt. During the three and nine months ended September 30, 2024, the Company recognized a fair value gain of less than $0.1 million and less than $0.1 million on the embedded derivatives (for the nine months ended September 30, 2023: gain of $4.1 million). The embedded derivatives were valued using the Binomial Option Pricing Model. The assumptions used in the model were as follows:

	(Issuance date) September 29, 2021	December 31, 2023	September 30, 2024
Risk free interest rate	1.1%	4.2%	3.7%
Expected life of options	5.0 years	3.8 years	2.0 years
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	66%	63%	75%
Share Price	$12.56	$4.76	$2.19
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

As at	September 30, 2024	December 31, 2023
Principal of convertible note at beginning of period	$225.3	$208.1
Issuance of convertible notes	75.0	17.2
Principal of convertible note at end of period	$300.3	$225.3

Conversion feature at beginning of period	$0.4	$16.5
Change in the period:
Fair value gain for the year ended December 31, 2023	—	(16.1)
Fair value loss on the conversion features embedded in the A&R Glencore Convertible Notes from January 1, 2024 to March 25, 2024	1.8	—
Extinguishment of the conversion feature embedded in the A&R Glencore Convertible Notes as part of the modification	(2.2)	—
Issuance of conversion feature embedded in Glencore Senior Secured Convertible Note	59.0	—
Issuance of the conversion feature embedded in the A&R Glencore Convertible Notes as part of the modification	99.2	—
Fair value gain on the conversion features from March 26, 2024 to September 30, 2024	(111.9)	—
Conversion feature at end of period	$46.3	$0.4

Debt component at beginning of period	$188.6	$164.9
Change in the period:
Issuance of debt component	—	17.2
Accrued interest paid in kind	—	(17.2)
Accrued interest expense for the year ended December 31, 2023	—	23.7
Accrued interest and accretion expense from January 1, 2024 to March 25, 2024	5.9	—
Extinguishment of the debt component related to A&R Glencore Convertible Notes as part of the modification	(194.5)	—
Issuance of debt component of the Glencore Senior Secured Convertible Note	48.0	—
Issuance of the debt component of the A&R Glencore Convertible Notes as part of the modification	124.4
Transaction costs	(8.6)	—
Accrued interest expense from March 26, 2024 to September 30, 2024	18.4	—
Debt component at end of period	$182.2	$188.6
Total Glencore convertible debt at end of period	$228.5	$189.0

Reconciliation of net change in Convertible debt to Debt extinguishment loss in the nine months ended September 30, 2024
Extinguishment of the conversion feature embedded in the A&R Glencore Convertible Notes as part of the modification	$(2.2)
Issuance of conversion feature embedded in Glencore Senior Secured Convertible Note	59.0
Issuance of the conversion feature embedded in the A&R Glencore Convertible Notes as part of the modification	99.2
Total change in the conversion features	156.0
Extinguishment of the debt component related to A&R Glencore Convertible Notes as part of the modification	(194.5)
Issuance of debt component of the Glencore Senior Secured Convertible Note	48.0
Issuance of the debt component of the A&R Glencore Convertible Notes as part of the modification	124.4
Total change in the debt components	(22.1)
Total net change in convertible debt in the nine months ended September 30, 2024	133.9
Proceeds from convertible debt	(75.0)
Debt extinguishment loss	$58.9
On March 25, 2024, the Company amended, restated and consolidated, the Glencore Unsecured Convertible Note and the PIK notes issued thereunder, such that they were split into two tranches, and certain terms of the Glencore Unsecured Convertible Note and the PIK notes issued thereunder were amended, effective from the occurrence of: (a) for the first tranche (the “First A&R Glencore Note”), the earliest of the date that is one month after the effectiveness and closing of a project loan financing for the Rochester Hub, and December 31, 2024, and (b) for the second tranche (the “Second A&R Glencore Note” and together

Li-Cycle Holdings Corp.
Notes to the unaudited condensed consolidated interim financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts with the First A&R Glencore Note, the “A&R Glencore Convertible Notes”), the earliest of (i) the first commercial production from the Rochester Hub, (ii) construction costs exceeding the construction budget set forth in the project loan financing, and (iii) June 1, 2026 (each such date in the case of the foregoing clauses (a) and (b), an applicable “Modification Date”). Upon the occurrence of the applicable Modification Date, the terms of the applicable A&R Convertible Note shall automatically be modified to be consistent with the corresponding provisions of the Glencore Senior Secured Convertible Note (as defined and described below): the maturity will be amended to be five (5) years from the applicable Modification Date, the interest rate will be amended to match the interest rate applicable to the Glencore Senior Secured Convertible Note, mandatory redemption will be required (including, from the applicable Modification Date, the amount equal to a specified percentage of the excess cash flow generated by the Company and its subsidiaries for the applicable fiscal year (less certain deductions and subject to pro rata application to certain other debt of the Company) in a pro rata amount across the A&R Glencore Convertible Notes (to the extent the applicable Modification Date with respect thereto has occurred) and the Glencore Senior Secured Convertible Note), and the Company will provide guarantees and pari passu security for the A&R Glencore Convertible Notes on substantially the same terms with the Glencore Senior Secured Convertible Note. In addition, at each Modification Date, the conversion price for the applicable A&R Glencore Convertible Notes will be adjusted to be the lesser of (x) an amount determined on the basis of a 30-Day VWAP (volume weighted average trading price) having a reference date equal to the applicable Modification Date plus a 25% premium per share, and (y) $79.09 ($9.89 before the Share Consolidation) per share. The amendment was accounted for as a debt extinguishment and the Company recorded $58.9 million as a debt extinguishment loss presented in the unaudited condensed consolidated statement of operations and comprehensive loss for the three and nine months ended March 31, 2024 and September 30, 2024. After the amendment, the effective interest rate of the A&R Glencore Convertible Notes and Glencore Senior Secured Convertible Note is 20.6%.
On March 25, 2024, the Company issued the Glencore Senior Secured Convertible Note for an aggregate principal amount of $75 million to Glencore Canada Corporation, a subsidiary of Glencore plc (LON: GLEN). The Glencore Senior Secured Convertible Note will mature on March 25, 2029, unless there is an earlier repurchase, redemption or conversion. Interest on the Glencore Senior Secured Convertible Note is payable semi-annually, with Li-Cycle permitted to pay interest on the Glencore Senior Secured Convertible Note in cash or by PIK, at its election. Interest payments made in cash are based on an interest rate of the SOFR for a tenor comparable to the relevant interest payment period plus 5% per annum if interest is paid in cash or plus 6% per annum if interest is paid in PIK. If an event of default has occurred and is continuing, the interest rate will be the rate stated above, plus one percent (1%) per annum (an additional 1% will be payable in cash). The PIK election results in the capitalization of the interest by adding such interest amounts to the aggregate outstanding principal balance of the Glencore Senior Secured Convertible Note then outstanding on the applicable Interest Date.
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
The Company has elected to pay interest by PIK since the first interest payment on the Glencore Unsecured Convertible Note on November 30, 2022. The First A&R Glencore Note, the Second A&R Glencore Note and the Glencore Senior Secured Convertible Note are referred to collectively as the “Glencore Convertible Notes”, and as at September 30, 2024, comprised the following:

Note	Date Issued	Amount Issued
First A&R Glencore Note	March 25, 2024	$116.6
Second A&R Glencore Note	March 25, 2024	114.6
Glencore Senior Secured Convertible Note	March 25, 2024	75.0
Total		306.2

Li-Cycle Holdings Corp.
Notes to the unaudited condensed consolidated interim financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts
At the option of the holder, the A&R Glencore Convertible Notes may be converted into common shares of the Company at a conversion price which shall be adjusted to be the lesser of (x) an amount determined on the basis of a 30-Day VWAP (volume weighted average trading price) having a reference date equal to applicable Modification Date plus a 25% premium, and (y) $79.09 ($9.89 prior to the Share Consolidation) per share (the current conversion price of the A&R Glencore Convertible Notes), subject to customary anti-dilutive adjustments. The conversion price was adjusted from $79.60 to $79.09 in accordance with the repricing mechanism under the Glencore Convertible Notes terms. This adjustment was triggered by shares issued under the ATM Program during the quarter. At the option of the holder, the Glencore Senior Secured Convertible Note may be converted into common shares of the Company at a conversion price of $4.23 ($0.53 before the Share Consolidation) per share. The conversion feature under the Glencore Convertible Notes has been recorded as an embedded derivative liability as the conversion ratio does not always result in a conversion of a fixed dollar amount of liability for a fixed number of shares due to the optionality of the interest rate utilized on conversion at the Company’s option. The A&R Glencore Convertible Notes are also subject to redemption upon a change of control event or an event of default. Under an event of default, redemption happens upon the occurrence of an event at the holder’s discretion. Under a change of control event, mandatory redemption happens upon the occurrence of an event. The Glencore Senior Secured Convertible Note is subject to redemption at any time by payment of the required redemption payment. Commencing with the delivery of the financial statements for the fiscal year ending December 31, 2026, the Company will be required to redeem a portion of the outstanding principal amount of the Glencore Senior Secured Convertible Note in an amount equal to a specified percentage of the excess cash flow generated by the Company and its subsidiaries for the applicable fiscal year (less certain deductions and subject to pro rata application to certain other debt of the Company). The Company is also required to redeem the Glencore Senior Secured Convertible Note in the event of certain continuing events of default upon request by the holder, certain bankruptcy-related events of default and upon a change of control transaction, unless in each case, the Glencore Senior Secured Convertible Note is first converted by the holder. The change of control, an event of default, and mandatory redemption provisions under the Glencore Convertible Notes have been recorded as bifurcated embedded derivative liabilities. The bifurcated embedded derivatives are measured at fair value bundled together as a single compound embedded derivative. As at September 30, 2024, no conversion or redemption had taken place.
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
The fair value of the embedded derivative liability upon issuance of the Glencore Convertible Notes was determined to be $46.2 million with the remaining $153.8 million, net of transaction costs of $1.3 million, allocated to the initial amortized cost of the host debt instrument. During the three and nine months ended September 30, 2024, the Company recognized a fair value gain of $99.2 million and $110.1 million on the embedded derivatives (three and nine months ended September 30, 2023: gain of $19.3 million and $13.4 million). The embedded derivatives were valued using the Finite Difference Method. The assumptions used in the model were as follows:

	(Issuance date) May 31, 2022	December 31, 2023	September 30, 2024
Risk free interest rate	2.9%	4.2%	4.1% to 3.5%
Expected life of options	5.0 years	4.4 years	4.5 to 6.7 years
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	68%	63%	75%
Share Price	$8.15	$4.76	$2.19
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
The following details the changes in issued and outstanding common shares for the three and nine months ended September 30, 2024.

(in millions)	Number of shares outstanding	Amount
Common shares and additional paid-in capital outstanding as at June 30, 2024	22.5	$652.5
Settlement of RSUs	—	—
Issuance of common stock in connection with the ATM Program	0.7	1.2
Stock-based compensation – RSUs	—	3.0
Stock-based compensation – options	—	(1.1)
Common shares and additional paid-in capital outstanding as at September 30, 2024	23.2	$655.6

Common shares and additional paid-in capital outstanding as at December 31, 2023	22.2	$648.3
Settlement of RSUs	0.3	—
Issuance of common stock in connection with the ATM Program	0.7	1.2
Stock-based compensation – RSUs	—	6.1
Stock-based compensation – options	—	—
Common shares and additional paid-in capital outstanding as at September 30, 2024	23.2	$655.6
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
All per share amounts, common shares outstanding, and stock-based compensation amounts with respect thereto in the unaudited condensed consolidated interim financial statements have been retroactively adjusted to reflect the Share Consolidation, as if the consolidation occurred at the beginning of the earliest period presented in this Quarterly Report on Form 10-Q.
On June 28, 2024, the Company entered into an At The Market Issuance Sales Agreement (the “ATM Agreement”) to offer and sell up to $75.0 million aggregate amount of our common shares. As of September 30, 2024, the Company raised $1.1 million of net proceeds under the ATM Program by issuing an aggregate of 701,323 of the Company’s common shares at a weighted average price of $1.67 per share, generating gross proceeds of $1.2 million inclusive of issuance costs of $0.1 million. The remaining capacity under the ATM Program as of September 30, 2024 was $73.8 million.
13.    Financial assets and liabilities
Fair value measurements
The Company’s financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

Li-Cycle Holdings Corp.
Notes to the unaudited condensed consolidated interim financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts

As at September 30, 2024	Balance	Level 1	Level 2
Accounts receivable (subject to provisional pricing)	$0.1	$—	$—
Conversion feature of convertible debt (refer to Note 11 (Convertible debt))	46.3	—	46.3

As at December 31, 2023	Balance	Level 1	Level 2
Accounts receivable (subject to provisional pricing)	$0.6	$—	$0.6
Conversion feature of convertible debt (refer to Note 11 (Convertible debt))	0.4	—	0.4
Refer to Note 3 (Revenue – product sales and recycling services) above for additional details related to the measurement of accounts receivable and the concentration of credit risk of accounts receivable. Certain non-financial assets such as property, plant and equipment, operating right-of-use assets, goodwill and intangible assets are also subject to non-recurring fair value measurements if deemed impaired. The impairment models used for non-financial assets depend on the type of asset. There were no material impairments of non-financial assets for the three and nine months ended September 30, 2024 and 2023, respectively.
Financial assets and liabilities not measured at fair value
Current Receivables and Payables
Current receivables, prepaids and deposits are financial assets with carrying values that approximate fair value. Accounts payable (including the non-current portion) and other accrued expenses are financial liabilities with carrying values that approximate fair value. These financial instruments would be classified as Level 2 in the fair value hierarchy if measured at fair value in the financial statements.
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
On November 27, 2023, a putative Ontario securities class action claim was filed in the Ontario Superior Court of Justice against the Company and its CEO. The claim was amended on February 8, 2024, again on May 6, 2024, and once more on August 26, 2024 as a result of the defendants' settled motion (described below). The claim is on behalf of a proposed class of purchasers of the Company’s common shares who acquired their shares during the period from February 27, 2023 through November 10, 2023. The claim, which is captioned as Wyshynski v. Li-Cycle Holdings Corp. et al., Court File No. CV-23-00710373-00CP, alleges common law secondary market misrepresentations. It also seeks an oppression remedy under s. 248 of the Ontario Business Corporations Act, based primarily on allegations of misconduct of senior management. The Wyshynski claim alleges that the Company’s public disclosures through the class period contained misrepresentations because they omitted material facts regarding the cost of the Rochester Hub project and the availability of financing. The Wyshynski claim alleges that the purported

Li-Cycle Holdings Corp.
Notes to the unaudited condensed consolidated interim financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts misrepresentations were publicly corrected on (i) October 23, 2023, when the Company announced that it would pause construction on the Rochester Hub project; and (ii) November 13, 2023, with the release of the Company’s Q3 2023 earnings report. The putative class includes all Canadian resident beneficial owners who acquired Li-Cycle common shares during the class period and who held some or all of those common shares until after the release of at least one of the alleged corrective disclosures. The claim seeks compensatory damages and an award of costs, along with the appointment of a third party monitor. On April 5, 2024, the defendants moved to stay the action on the basis that New York is the more appropriate forum for the litigation. The defendants agreed to settle the motion on August 1, 2024, in exchange for certain concessions from the plaintiff which resulted in narrowing of the claims and the proposed class. The plaintiff agreed to abandon their claims under the Ontario Securities Act and constrain the class to only the Canadian resident beneficial owners of the Company's shares. In view of the uncertainties inherent in litigation, we do not express a judgment as to the outcome of this litigation.
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
Dispute with MasTec, its Subcontractors and other Contractors Regarding Rochester Hub Construction Contract
On April 9, 2024, Mastec Industrial Corp. (“MasTec”) commenced (i) arbitration proceedings against the Company’s subsidiary, Li-Cycle North America Hub, Inc., under the terms of the construction contract for the Rochester Hub project, and (ii) a foreclosure action in the Supreme Court, County of Monroe, New York. The arbitration proceedings are being conducted with the American Arbitration Association and seek recovery of $48.7 million allegedly due under the construction contract for the Rochester Hub project, plus interest, fees, costs and expenses. The Company is defending its interests and has made certain counter-claims against MasTec. Amounts owed, if any, are expected to be determined in the arbitration, and Li-Cycle intends to file a motion for a stay of the foreclosure action pending determination of the arbitration. Additionally, on July 22, 2024, MasTec North America Inc. (an affiliate of MasTec) commenced a separate foreclosure action on behalf of several subcontractors from whom it has taken assignments. Li-Cycle will seek to consolidate this foreclosure action into the already pending MasTec foreclosure action. For reporting purposes, the amount claimed in the arbitration proceedings has been reflected in the Company’s accounts payable.

Li-Cycle Holdings Corp.
Notes to the unaudited condensed consolidated interim financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts
Contractual Obligations and Commitments
The following table summarizes Li-Cycle’s contractual obligations and other commitments for cash expenditures as of September 30, 2024, and the years in which these obligations are due:

$ millions, undiscounted	Payment due by period
Contractual Obligations	Total	Less than	1 - 3 years	3 - 5 years	More than
		1 year			5 years
Accounts payable and accrued liabilities	$132.6	$129.3	$3.3	$—	$—
Lease liabilities	221.8	13.6	13.4	36.6	158.2
Restoration provisions	1.6	0.2	—	0.3	1.1
Convertible debt principal	375.0	—	100.0	275.0	—
Convertible debt interest	234.1	—	63.7	170.4	—
Total as of September 30, 2024	$965.1	$143.1	$180.4	$482.3	$159.3
As of September 30, 2024, $5.9 million in committed purchase orders or agreements for equipment and services existed, compared to $8.3 million as of December 31, 2023.
15.    Loss per share

	For the three months ended September 30, 2024	For the three months ended September 30, 2023	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
Total net income (loss)	$56.5	$(30.7)	$(88.4)	$(99.0)
Weighted average number of common shares (in millions)	23.2	22.3	23.2	22.2
Effect of dilutive securities:
Stock options	—	—	—	—
Restricted share units	3.0	—	—	—
Dilutive number of shares	$26.2	$22.3	$23.2	$22.2
Profit (loss) per common share - diluted	$2.15	$(1.38)	$(3.81)	$(4.47)
Profit (loss) per common share - basic	$2.43	$(1.38)	$(3.81)	$(4.47)
Adjustments for diluted loss per share were not made for the nine months ending September 30, 2024 and and three and nine months ending September 2023, as they would be anti-dilutive. The following table presents shares (denominated in millions) from instruments that could dilute basic loss per share in the future, but were not included in the calculation of diluted loss per share because they are antidilutive for the periods presented:

As at	September 30, 2024	September 30, 2023
Stock options	0.2	0.5
Convertible debt
KSP Convertible Notes	1.2	1.1
Glencore Convertible Notes	21.8	2.7
Restricted share units	3.0	0.4
Total	26.3	4.7
16.    Segment reporting
The consolidated financial information presented in these financial statements is reviewed regularly by the Company’s chief operating decision maker (“CODM”) to make strategic decisions, allocate resources and assess performance. The information reviewed by CODM for decision making purposes aligns with the information provided above in the statements of operations and comprehensive (loss), financial position, and cash flows. The Company’s CODM is its Chief Executive Officer.

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

Revenue
	For the three months ended September 30, 2024	For the three months ended September 30, 2023	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
Customer D	29.0%	1.0%	28.0%	1.0%
Customer I	21.0%	0.0%	9.0%	0.0%
Customer F	15.0%	12.0%	5.0%	15.0%
Customer A	3.0%	33.0%	3.0%	30.0%
Customer H	0.0%	0.0%	12.0%	0.0%
Customer G	0.0%	0.0%	12.0%	0.0%
Customer B	0.0%	21.0%	0.0%	9.0%
Customer C	0.0%	0.0%	0.0%	16.0%

During the three months ended September 30, 2024, the Company operated in the United States and Germany, and during the three months ended September 30, 2023, the Company operated in the United States, Canada and Germany. Management has concluded that the customers, and the nature and method of distribution of goods and services delivered, if any, to these geographic regions are similar in nature. The risks and returns across the geographic regions are not dissimilar; therefore, the Company operates as a single operating segment.

The following is a summary of the Company’s geographical information:

	Canada	United States	Germany	Other	Total
Revenue
Three months ended September 30, 2024	$—	$5.9	$2.5	$—	$8.4
Three months ended September 30, 2023	0.1	4.3	—	0.3	4.7
Nine months ended September 30, 2024	0.3	16.6	4.1	—	21.0
Nine months ended September 30, 2023	1.0	10.6	—	0.3	11.9

Non-current assets
As at September 30, 2024	$69.4	$670.1	$27.8	$21.2	$788.5
As at December 31, 2023	57.0	618.9	34.9	26.2	737.0
Revenue is attributed to each geographical location based on the location of the sale.
17.    Subsequent events
Appointment of New Independent Registered Public Accounting Firm
As previously disclosed, on March 28, 2024, KPMG LLP (“KPMG”), the Company’s independent registered public accounting firm, notified the Company that it had decided to decline to stand for re-appointment as the Company’s independent registered public accounting firm to serve as independent auditor.
On October 15, 2024, Marcum Canada LLP (“Marcum”) was appointed to replace KPMG as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2024.
Li-Cycle and Glencore Establish Commercial Framework for Rochester Hub Products
On October 31, 2024, the Company entered into an agreement with Glencore Ltd. (“Glencore”) covering the off-take of 100% of the MHP to be produced at its Rochester Hub. By amending and restating certain of its existing commercial agreements with Glencore Ltd. and Traxys North America LLC (“Traxys”), the Company has established the commercial framework for the proposed MHP scope for the Rochester Hub project. These amendments do not affect Glencore Ltd. and Traxys’ existing off-take rights covering lithium carbonate production from the Rochester Hub.
Under the amended and restated commercial agreements, Glencore Ltd. has agreed to purchase all of the Company’s MHP production at the Rochester Hub on agreed commercial terms based on market prices for the nickel and cobalt contained within the MHP. The parties have also agreed to extend the scope of the existing off-take agreements to cover material produced for Li-

Li-Cycle Holdings Corp.
Notes to the unaudited condensed consolidated interim financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts
Cycle under tolling agreements with third parties. Traxys will also receive certain payments related to the MHP production for the duration of their off-take agreement, which has been adjusted to consider the proposed MHP scope for the Rochester Hub. The payment terms and working capital facilities under the Traxys and Glencore Ltd. commercial agreements have also been adjusted to align with the requirements of the DOE’s proposed loan (“DOE Loan”) under the DOE’s Advanced Technology Vehicles Manufacturing program.
Finalized DOE Loan Facility
On November 7, 2024, the Company entered into an agreement for a loan facility (“DOE Loan Facility”) of up to $475 million (including up to $445 million of principal and up to $30 million in deferred and accrued interest) through the U.S. Department of Energy (“DOE”) Loan Programs Office’s (“LPO”) Advanced Technology Vehicles Manufacturing (“ATVM”) program, to support the development of the Company’s Rochester Hub project.  The entry by Company into definitive documentation with the DOE follows the DOE's detailed technical, market, financial and legal due diligence. The DOE Loan Facility is expected to support the development of the Company’s flagship Rochester Hub project.
Under the terms of the DOE Loan Facility the Company may access funds through periodic draws through March 31, 2027 as eligible costs are incurred. There are no scheduled principal repayments under the facility prior to June 15, 2027, and interest during the availability period may be capitalized, instead of being paid in cash, in an amount of up to approximately $30 million. The interest rate for each advance will be set by the Federal Financing Bank based on the cost of funds to the United States Department of the Treasury for obligations of comparable maturity at the date of the advance, with 0% spread. The final maturity date is March 15, 2040.
The Company’s ability to borrow under the DOE Loan Facility is subject to the satisfaction or waiver of certain conditions     precedent, including:
•completing the first draw on the DOE Loan Facility (the “First Advance”) prior to the date that is twelve months after the Effective Date (i.e., November 7, 2025);
•fully satisfying the obligation to make certain base equity contributions to the Rochester Hub Project (the “Base Equity Contribution”), on or prior to the date of First Advance; and
•settling certain existing commitments relating to the Rochester Hub Project for costs incurred but not yet paid, on or prior to the date of First Advance (approximately $92 million as of September 30, 2024).
The amount of the Base Equity Contribution includes an estimated approximately $173 million to fund reserve accounts required under the DOE Loan Facility (“Reserve Accounts”), of which up to approximately $97 million can be satisfied through delivery of letters of credit. The estimated amount of the Reserve Accounts required under the DOE Loan Facility is based on the Company’s current forecasts and may change prior to First Advance. The Reserve Accounts include project construction, ramp-up, and Spoke capital expenditure reserves. The majority of the Reserve Account funds are expected to be released to the Borrower on or before the completion of the Rochester Hub Project.
The Company is also required to maintain a minimum unrestricted cash balance after First Advance of $20 million prior to completion of the Rochester Hub Project, and of $10 million following completion of the Rochester Hub Project (the “Minimum Cash Balance”)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition and results of operations should be read together with the unaudited condensed consolidated interim financial statements included in “Part I. Financial Information—Item 1. Unaudited Condensed Consolidated Interim Financial Information” in this Quarterly Report on Form 10-Q (the “Consolidated Financial Statements”). All per share amounts, common shares outstanding and stock-based compensation amounts for all periods reflect the effect of our Share Consolidation.
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
As at September 30, 2024, Li-Cycle had four operational Spokes in North America and Europe, which were located in Rochester, New York (the “New York Spoke”), Gilbert, Arizona (the “Arizona Spoke”), Tuscaloosa, Alabama (the “Alabama Spoke”) and Magdeburg, Germany (the “Germany Spoke”), and was evaluating the continued development of its first commercial-scale Hub in Rochester, New York (the “Rochester Hub”). On November 7, 2024, the Company decided to curtail operations at its New York Spoke as part of its Spoke optimization plans and focus on Generation 3 Spokes.
We continue to focus on reviewing critical projects, executing against our cash preservation plan and advancing funding opportunities.
In the first nine months of 2024, we recycled 7,136 tonnes of battery material consisting of full packs, manufacturing scrap and other battery varietals, produced 4,172 tonnes of BM&E and sold 4,190 tonnes of BM&E. Through our recycling services, we helped 13 prominent EV manufacturers and 14 key battery cell and material producers fulfill their commitments to responsibly dispose of their battery waste.
During the three and nine months ended September 30, 2024, we recognized total revenues of $8.4 million and $21.0 million, respectively, representing an increase of $3.7 million and an increase of $9.1 million, respectively, compared to the same periods in the prior year. During the three and nine months ended September 30, 2024, our net profit attributable to common shareholders was $56.5 million and net loss $88.4 million, representing an increase of $87.2 million and $10.6 million, respectively, compared to the same periods in the prior year.
We have completed our technical review of the MHP scope for the Rochester Hub project and expect annual production of up to approximately 8,250 tonnes of lithium carbonate and up to approximately 72,000 tonnes of MHP. We continue to implement our Spoke optimization initiatives, which we believe will improve cash flows at our Generation 3 Spokes in Arizona, Alabama and Germany, to establish a self-sufficient and financially accretive Spoke business.
We completed the third quarter of 2024 with $42.1 million in cash and cash equivalents, representing a decrease of $38.2 million from the end of 2023 and a decrease of $95.3 million compared to September 30, 2023. Our cash outflows from operating activities were $92.5 million during the nine months ended September 30, 2024, compared to $89.3 million during the same period ended September 30, 2023, representing an increase of $3.2 million. Capital expenditures amounted to $20.6 million during the nine months ended September 30, 2024, compared to $290.8 million during the same period ended September 30, 2023, representing a decrease of $270.2 million. Capital expenditures have declined since we paused construction of the Rochester Hub and other development projects. We expect to continue to incur reduced capital expenditures until the restart of Rochester Hub construction. We expect to recommence construction on the Rochester Hub after securing additional financing toward the cost to complete the project, which is currently estimated at $486.7 million.
Management Priorities, Challenges and Business Outlook
Market Update - EV and Battery Material Demand and Feedstock Availability
Generally, the trends in the geographical markets in which we operate (North America, Europe) present the Company with opportunities and challenges. Our estimates, informed by available market data and our views, of the long-term demand for EVs and hybrids remains robust in North America and Europe, with an expected approximately 21% compound annual growth rate in the number of vehicles forecasted to be sold between 2024 and 2030, based on an estimated 5.5 million vehicles in 2024 versus 17.0 million vehicles in 2030. However, current macroeconomic and industry trends (e.g., inflationary pressures) have reduced project commitments to build EV-related supply chains in North America and Europe. Notwithstanding the current challenging global economic environment, the long-term demand for EVs and hybrids remains strong.
Our operational activities and product revenue are influenced by the commodity prices for nickel and cobalt. Both nickel and cobalt have experienced recent pricing softness, broadly driven by macroeconomic uncertainties, seasonal patterns and reduced supply-side pressures. Based on observable trends and industry data, we estimate nickel and cobalt to have continued supply availability surpluses through 2024 and a potential tightening of supply relative to demand in 2025. In addition to pricing for nickel and cobalt lithium pricing is pertinent to the Rochester Hub’s potential revenue. During the first nine months of 2024, lithium had a surplus of available production relative to perceived market demand. We believe there has been a reduction in project commitments relating to lithium production outside of China, which is likely to contribute to a forecasted tightening of the balance of the available output relative to demand in 2025.
Considering the dynamics of planned LIB production in North America and Europe, we expect to continue to see significant growth in the amount of LIB materials available for recycling. We estimate that between 2024 and 2027, the potential amount of battery materials available for recycling in North America and Europe may more than double. This potential growth in the available feedstock is expected to primarily be driven by manufacturing scrap, alongside further growth in after-sales EV batteries, stationary energy storage systems and consumer electronic batteries available for recycling. By comparison, we believe the level of post-processing capacity (for the processing of black mass) in North America and Europe in 2024 may be substantially lower than the amount of battery materials available for recycling. These forecasts illustrate that a significant deficit of post-processing capacity for black mass is currently expected in the medium term in North America and Europe. Additionally, we see potential for continued strong support for the localization of the battery supply chain, including post-processing of black mass (as is planned at Li-Cycle’s Rochester Hub) due to customer and regulatory drivers. These market and demand considerations continue to underpin the long-term proposition for the Rochester Hub.
Rochester Hub Project Review
We have completed our technical review of the MHP scope for the Rochester Hub and confirmed the technical viability of the MHP scope through an internal study that allows the project to proceed on a schedule aligned with our current expectations regarding the timing and evolution of the battery recycling and EV markets, subject to obtaining required permits, regulatory approvals, if needed, and additional financing. As previously communicated, we have also advanced the go-forward execution plan for the Rochester Hub and refined cost estimates with the local market as part of the evaluation of the project’s total cost estimate. We are continuing to develop a more detailed analysis of the MHP scope, and our financing strategy in line with the MHP scope. We will require significant additional funding before restarting the Rochester Hub project, on the basis of the MHP scope or otherwise.
Our estimated project cost for the Rochester Hub project, being $960.2 million for the MHP scope, remains the same from our most recent Annual Report on Form 10-K, and excludes costs for project commissioning, ramp-up, working capital or financing. Our current estimate of cost to complete (“CTC”) is approximately $486.7 million, including $91.9 million of costs incurred but not yet paid related to the Rochester Hub project as of September 30, 2024. If in the future we decide to shift to a project scope that includes the production of nickel sulphate and cobalt sulphate, or any other changes to the MHP scope, then the estimated project costs would be higher.
The CTC estimates for the MHP scope are based solely upon our internal technical review, are subject to a number of assumptions, including refining detailed engineering, procurement, construction activities engineering, procurement and construction activities, including the cost of labor and may materially change when re-engaging and re-bidding construction subcontracts. In addition to the CTC, we will continue to incur costs during the construction pause until the potential project re-start date, which we expect to fund with current cash and required additional interim funding, including any borrowings that become available under the DOE Loan Facility. We will also incur other costs such as working capital, commissioning and ramp-up costs and financing costs which will be included in the full funding package.
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
Cash Preservation Plan
In the nine months ended September 30, 2024, we continued to implement our Cash Preservation Plan, announced in November 2023. Among other things, we commenced closure activities at the Ontario Spoke which has been paused since 2023, and slowed operations at our North American and European Spokes, as we continued to review the timing and BM&E needs of the Rochester Hub. The Ontario Spoke is expected to complete its closure plans in early 2025 and on November 7, 2024, the Company decided to curtail operations at its New York Spoke.
On March 25, 2024, we made the strategic decision to transition from a regional management structure to a centralized model, which resulted in certain leadership changes, which are anticipated to generate approximately $10 million of annualized savings in payroll and benefits. Effective as of March 26, 2024, Debbie Simpson ceased serving as the Chief Financial Officer of the Company, Richard Storrie ceased serving as the Company’s Regional President, EMEA, and Tim Johnston ceased serving as the Company’s Executive Chair and transitioned to the role of interim non-executive Chair of the Company’s Board, which he held until May 31, 2024, after which he ceased serving on the Board and as an employee. Conor Spollen was appointed as the Chief Operating Officer of the Company, Dawei Li was appointed as the Chief Commercial Officer of the Company, and Craig Cunningham was appointed as the interim Chief Financial Officer and was later appointed to the role of Chief Financial Officer of the Company, effective July 20, 2024. In conjunction with the Cash Preservation Plan, in October 2024, the Regional Vice President Operations role was eliminated.
We, consistent with previous disclosures, continue to re-evaluate our strategy for bringing on additional Spoke and Hub capacity in the near-term, as well as our strategy for our Spoke and Hub network, specifically:
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
•New Ontario Spoke (Expansion Project Paused Indefinitely): The Company had planned on replacing the existing Ontario Spoke in 2023 with an expanded Generation 3 Spoke and warehouse facility. The Ontario Spoke has paused operations and commenced closure activities and the replacement plans for new/replacement Spoke have been postponed indefinitely as part of the go-forward strategy.
•New York Spoke: Operations have been curtailed in alignment with the Company's Spoke optimization plan and focus on Generation 3 Spokes.
•Other Spoke Development Projects (Paused Indefinitely): The Company had previously disclosed that it was undertaking a site selection process for a potential new Spoke in Hungary. These plans have been postponed indefinitely as part of the go-forward strategy.
•Planned Portovesme Hub Project (Project Paused): Work on the DFS for the Planned Portovesme Hub project announced in May 2023 has been paused. The project is currently under review with Glencore and the Company as part of the go-forward strategy.
Liquidity and Financing Initiatives
We have incurred net negative operating cash flow since inception and we expect to continue to generate net negative operating cash flow prior to completing and operating the currently paused Rochester Hub asset. Our liquidity sources include our existing cash and cash equivalents, debt, grants, other receivables, and the ATM Program.
Notwithstanding the potential impacts of the Cash Preservation Plan and other cost reducing activities, we require material funds to support our operations and continue our business. Accordingly, without additional financing in the near term, we will not have adequate liquidity during the 12-month period following September 30, 2024, casting substantial doubt about the Company’s ability to continue as a going concern.
We are actively exploring financing options that will address the Company’s immediate liquidity needs. For further discussion, refer to the sections “—Liquidity and Capital Resources” below.
On November 7, 2024, we entered an agreement for a loan facility (“DOE Loan Facility”) of up to $475 million (including up to $445 million of principal and up to $30 million in deferred and accrued interest). The interest rate for each advance will be set by the Federal Financing Bank based on the cost of funds to the United States Department of the Treasury for obligations of comparable maturity at the date of the advance, with 0% spread.

Our ability to borrow under the DOE Loan Facility is subject to the satisfaction or waiver of certain conditions precedent, including:

•completing the first draw on the DOE Loan Facility (the “First Advance”) prior to the date that is twelve months after the Effective Date (i.e., November 7, 2025);
•fully satisfying the obligation to make certain base equity contributions to the Rochester Hub Project (the “Base Equity Contribution”), on or prior to the date of First Advance; and
•settling certain existing commitments relating to the Rochester Hub Project for costs incurred but not yet paid, on or prior to the date of First Advance (approximately $92 million as of September 30, 2024).
The amount of the Base Equity Contribution includes an estimated approximately $173 million to fund reserve accounts required under the DOE Loan Facility (“Reserve Accounts”), of which up to approximately $97 million can be satisfied through delivery of letters of credit. The estimated amount of the Reserve Accounts required is based on the Company’s current forecasts and may change prior to First Advance. The Reserve Accounts include project construction, ramp-up, and Spoke capital expenditure reserves. The majority of the Reserve Account funds are expected to be released to us on or before the completion of the Rochester Hub Project.
We are actively exploring additional financing and strategic alternatives for a complete funding package needed to restart construction at the Rochester Hub (of which the DOE Loan Facility is a key component) and for general corporate purposes. The funding package would assist in satisfying the conditions required to draw against the DOE Loan Facility, including funding the remaining Base Equity Contribution (which includes reserve account requirements) and a minimum cash balance. There can be no assurances that the closing of the DOE Loan Facility or any other financing transaction would be sufficient to restart construction or complete the development of the Rochester Hub. The DOE Loan Facility contains customary operational and financial covenants with which we must comply, and may impose restrictions on additional financing, and other aspects of our business.

On June 28, 2024, the Company entered into an ATM Agreement to offer and sell up to an aggregate of $75.0 million of our common shares. As of September 30, 2024, the Company generated net proceeds of $1.1 million (gross proceeds of $1.2 million inclusive of $0.1 million in fees paid) by issuing an aggregate of 701,323 of the Company’s common shares under the ATM Program. As of September 30, 2024, the remaining capacity under the ATM Program was $73.8 million.
On April 30, 2024, we received €5.3 million ($5.8 million) of the €6.4 million ($6.9 million) approved grant from the State of Saxony-Anhalt, Germany as a part of the “Improving the Regional Economic Structure” program. Under the financing plan, we are required to fund a proportion of the eligible investment expenditures, to engage at least 38 full-time employees and to provide a security interest in relation to certain equipment. At September 30, 2024, we satisfied and, although there can be no guarantee, we expect to continue to satisfy the conditions of the grant through the required period. In the future, should we not meet the conditions of the grant, all or part of the grant could be cancelled and we could be required to return funds provided by the grant.
In connection with the issuance of the Glencore Senior Secured Convertible Note, Glencore and the Company amended and restated the terms of the Glencore Unsecured Convertible Note, in two tranches.
Under the terms of the First A&R Glencore Note, by December 9, 2024, being approximately one month following effectiveness of the closing of the DOE Loan Facility, the terms of the First A&R Glencore Note shall automatically be modified to be consistent with the corresponding provisions of the Glencore Senior Secured Convertible Note: the maturity will be amended to be five (5) years from December 9, 2024, the interest rate will be amended to match the interest rate applicable to the Glencore Senior Secured Convertible Note, mandatory redemption will be required (including, from December 9, 2024, the amount equal to a specified percentage of the excess cash flow generated by the Company and its subsidiaries for the applicable fiscal year (less certain deductions and subject to pro rata application to certain other debt of the Company) in a pro rata amount across the First A&R Glencore Notes and the Glencore Senior Secured Convertible Note, and the Company will provide guarantees and pari passu security for the First A&R Glencore Note on substantially the same terms with the Glencore Senior Secured Convertible Note. In addition, as of December 9, 2024, the conversion price for the applicable First A&R Glencore Note will be adjusted to be the lesser of (x) an amount determined on the basis of a 30-Day VWAP (volume weighted average trading price) having a reference date equal to December 9, 2024 plus a 25% premium per share, and (y) $79.09 ($9.89 prior to the Share Consolidation) per share.
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
Operational Initiatives
We expect to continue to pause or slow down operations at our operational Spokes in North America over the course of 2024. The Ontario Spoke has paused operations and commenced closure activities and on November 7, 2024, the Company decided to curtail operations at its New York Spoke. In the nine months ended September 30, 2024, Li-Cycle has focused its commercial activities on supporting key OEM and strategic partners. By focusing on the intake of EV battery packs and modules, including damaged and defective materials, we are increasing our opportunity to earn recycling service revenues and leveraging the main line processing capabilities of its Generation 3 Spokes in Arizona, Alabama and Germany. We are also seeking to maximize the commercial value of our purchased battery cell manufacturing scrap by re-selling these materials, whether directly or after processing through our ancillary lines at its Spokes, directly to third parties, primarily in the Asia-Pacific region.
During the nine months ended September 30, 2024, in North America, Li-Cycle entered into a new recycling agreement with a prominent EV OEM for full battery pack batteries and extended an existing agreement with a leading battery cell manufacturer. During the nine months ended September 30, 2024, in Europe, we also signed new recycling agreements, and expanded and amended existing agreements, for modules and full battery pack batteries with the largest automotive EV original equipment manufacturers (OEMs) in Europe as well as signed a new agreement with a major EV battery supplier and a global battery cell manufacturer in Europe. Li-Cycle now has recycling contracts with four of the largest automotive EV OEMs in Europe.

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
v.the valuation of performance share units (“PSU”); and
vi.the determination of the transaction price used for revenue recognition.
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
As of September 30, 2024, the Company had two separate asset groups: its integrated Spoke and future Hub network in North America, and the EMEA Spoke network.
When indicators of impairment exist, long-lived asset impairment is tested using a two-step process. The Company performs a cash flow recoverability test as the first step, which involves comparing the asset group’s estimated undiscounted future cash flows to the carrying value of its net assets. If the asset group's net undiscounted cash flows exceed its net assets' carrying value, long-lived assets are not considered impaired. If the carrying value exceeds the net undiscounted cash flows, there is an indication of potential impairment and the second step of the long-lived asset impairment test is performed to measure the impairment amount. The second step involves determining the fair value of the asset group. Fair values are determined using valuation techniques that are in accordance with U.S. GAAP, including the income approach. If the carrying value of the asset group’s net assets exceeds its fair value, then the excess represents the maximum amount of potential impairment that will be allocated to long-lived assets in the asset group, with the limitation that the carrying value of each separable asset cannot be reduced to a value lower than its individual fair value.
Impairment was most recently tested as of March 31, 2024 in connection with the ongoing pause on the construction work and review of the Rochester Hub project. Refer to Note 2 Summary of Significant Accounting Policies in the Company’s unaudited condensed interim financial statements included in the Company’s Form 10-Q for the three months ending March 31, 2024. For the quarter ended September 30, 2024, the Company has not experienced impairment losses on its long-lived assets on the basis that the net undiscounted cash flows for the asset groups exceed their carrying values.

The determination of the future net undiscounted cash flows used in the last completed recoverability test required significant judgment and estimate, specifically related to the North America asset group and included:
• The determination of the primary asset of the North American asset group being the combination of the ROU asset arising from the ground lease related to the Rochester Hub and the Rochester Hub buildings, due to the fact that they have the longest remaining useful life, the location of the land together with the buildings that are fundamental to the overall future operations of the Rochester Hub site and that the remainder of the equipment for this asset group would have not otherwise been acquired if not for this location and buildings.
• The life of the net undiscounted cash flow model was determined to be approximately 40 years, to address estimation uncertainty relative to the remaining useful life of 49 years for the primary asset and aligning with the renewal options for the ground lease related to the Rochester Hub. The Company considered that it is reasonably certain that it will exercise each renewal option beyond the initial term, up to the maximum of 49 years inclusive of the initial non-cancellable period. To maintain the assets in good working order to generate cash flows over the projected term, sustaining capital expenditures were included based on widely accepted industry guidance from engineering, procurement, construction management firms and institutions such as the Chemical Engineering Plant Cost Index. The total cash flows were reviewed over the 40 years relative to the asset carrying value and it was noted that the cash flows could support the carrying value of the asset group.
• Significant cash inflows:
• Financing to complete the construction of the Rochester Hub is assumed to be available to Li-Cycle. The Company is pursuing funding alternatives in the form of bridge financing, project financing, and additional long-term funding alternatives. Two separate models were considered to reflect the impact of potential financing in a binary situation. The model that assumed no funding included significantly lower undiscounted net cash flows, which do not exceed the carrying amount of the North America asset group. If over time Li-Cycle does not obtain financing, there could be an impairment. The model which assumed no funding received a remote weighting when determining the amount of undiscounted net cash flows, but nevertheless, was considered for completeness. When sensitized to consider an equal weighting to the receipt of funding and lack thereof, the undiscounted net cash flows were still higher than the carrying value of the North American asset group.
• Revenues are driven by the sale of end products from the Rochester Hub in an MHP scope scenario and do not include the construction costs of the process areas required to produce nickel sulphate and cobalt sulphate. The key end product outputs are lithium carbonate and MHP. End product revenues can be further broken into price and volume.
• The Company was required to estimate the commodity prices of the constituent metals under the MHP scope over the 40-year period included in the recoverability test. The Company benchmarked the commodity prices based on external industry publications. Lithium is the most significant metal contributing to the value of net undiscounted cash flows. Additionally, the Company was required to estimate the percentage of metal payables that the Company would receive on MHP products being sold (“MHP payables”), which was benchmarked to historical actuals and the commercial basis per the agreement with Glencore for MHP off-take. The Company further sensitized for the price of commodities (including nickel, cobalt, and lithium) increasing or decreasing by 15% of the forecasted prices for the model’s life. Separately, the Company sensitized MHP payables to increase or to decrease by 10% for the model’s life. Under either sensitized assumption the undiscounted net cash flows were still higher than the carrying value of the North American asset group.
• End product volumes are based on the Spoke network’s and Rochester Hub’s capacities and are further impacted by the Company’s metal recoveries through the Spoke & Hub processes. When sensitized for the Hub recoveries increasing or decreasing by 5% the undiscounted net cash flows were still higher than the carrying value of the North American asset group.
• Significant cash outflows:
• Rochester Hub forecasted commissioning and operating costs which are primarily driven by the cost of reagents, labor, and utilities were developed through an internal engineering and technical report based on the Association for the Advancement of Cost Engineering to a Class 2 standard. When sensitized such that operating costs were to increase or decrease by 10% the undiscounted net cash flows were still higher than the carrying value of the North American asset group.
• The prices that Li-Cycle pays for battery feedstock (as applicable) for the Spoke network are generally tied to commodity prices for the metals contained in those battery feedstocks or products, notably nickel and cobalt. The Company estimated forecasted commodity prices as discussed above. When sensitized for the price of commodities (including nickel, cobalt, and lithium) increasing or decreasing by 15% of the forecasted prices, the undiscounted net cash flows were still higher than the carrying value of the North American asset group.
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
The Company performed a sensitivity analysis to identify the impact of changes in its significant assumptions on the results of the recoverability test. As part of the sensitivity analysis, management stress tested the point in which a change in each significant assumption will cause the net undiscounted cash flows to no longer exceed the carrying amount of the asset group. Then, it assessed whether such a change was reasonable, considering the nature of the assumption. Further details on the sensitivity of the most critical inputs are noted above. It was determined that the recoverability test, including the considered impact of the sensitivities analysis, showed that the undiscounted net cash flows were still higher than the carrying value of the North America asset group.
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
Government Grants
We receive grants from federal, state and local governments in different regions of the world that primarily encourage us to establish, maintain, or increase investment or employment in the region. Government grants are recorded in our Consolidated Financial Statements in accordance with their purpose of reducing expenses or offsetting the related capital asset. The benefit is generally recorded when all conditions attached to the incentive have been met or are expected to be met and there is reasonable assurance of their receipt. Refer to Note 6 (Property, plant and equipment, net) to the Unaudited Consolidated Financial Statements for grants received during the nine months ended September 30, 2024.
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
The fair value of restricted stock units (“RSUs”) and performance share units (“PSUs”) is the closing market price per share of the Company’s stock on the grant date less the present value of the expected dividends not received during the vesting period. The number of PSUs granted in the quarter to certain executives may be reduced based on the timing of the certified achievement of the predefined performance criteria related to certain milestones for the Rochester Hub project.
The expense for RSUs is recognized straight-line over the vesting period for each tranche. In the reporting period, if it becomes probable that a performance condition specified in the PSUs award will be achieved; the Company recognizes compensation expense for the proportionate share of the total fair value of the PSUs related to the vesting period that has already lapsed for the PSUs expected to vest. The remaining fair value of the PSUs expected to vest is expensed straight-line over the remainder of the vesting period. If the Company determines it is no longer probable that a performance threshold specified in the award will be achieved, all of the previously recognized compensation expense attributable to that condition is reversed in the same reporting period the determination is made.
Upon vesting of any RSUs and PSUs, the grate date fair value of RSUs and the fair value of PSUs vested is transferred to common stock.
The Company has made a policy election to estimate the number of stock-based compensation awards among similar units and recipients that will ultimately vest to determine the compensation expense recognized each reporting period. Forfeiture estimates are trued up at the end of each quarter to ensure that compensation expense is recognized only for those awards that ultimately vest.
Results of Operations

	Three months ended September 30,			Nine months ended September 30,
$ millions, except per share data	2024	2023	Change	2024	2023	Change
Financial highlights
Revenue	$8.4	$4.7	$3.7	$21.0	$11.9	$9.1
Cost of sales	(20.0)	(20.1)	0.1	(57.3)	(59.4)	2.1
Selling, general and administrative expense	(12.9)	(25.9)	13.0	(58.8)	(73.5)	14.7
Research and development	(0.7)	(2.7)	2.0	(1.2)	(4.9)	3.7
Other income	81.7	13.3	68.4	7.9	26.9	(19.0)
Income tax	—	—	—	—	(0.1)	0.1
Net profit (loss)	56.5	(30.7)	87.2	(88.4)	(99.1)	10.7
Adjusted EBITDA[1] loss	(21.7)	(41.4)	19.7	(72.5)	(120.4)	47.9
Profit (loss) per common share - basic and diluted	2.15	(1.38)	3.54	(3.81)	(4.47)	0.65
Net cash used in operating activities	$(20.6)	$(38.7)	$18.1	$(92.5)	$(89.3)	$(3.2)

As at	September 30, 2024		December 31, 2023		Change
Cash, cash equivalents and restricted cash	$42.1		$80.3		$(38.2)
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
The Company’s revenue primarily comes from eight key customers. Refer to Note 16 (Segment reporting) in the Consolidated Financial Statements. These key customers are comprised of leading companies in the global battery supply chain, including battery manufacturers, EV OEMs, miners and raw material buyers. For the nine months ended September 30,

2024, “Customer D,” a U.S.-based global leader in EV and battery manufacturing, was the largest source of revenue for the Company.

	Three months ended September 30,		Nine months ended September 30,
$ millions, except sales volume	2024	2023	2024	2023
Product revenue recognized in the period	$4.3	$3.5	$10.7	$15.7
Fair value pricing adjustments	0.1	—	0.8	(6.0)
Product revenue	4.4	3.5	11.5	9.7
Recycling service revenue recognized in the period	4.0	1.2	9.5	2.2
Revenue	$8.4	$4.7	$21.0	$11.9

Tonnes of BM&E sold	1,989	892	4,190	3,866
For the three months ended September 30, 2024, revenue increased to $8.4 million, compared to $4.7 million in the three months ended September 30, 2023. This increase was primarily due to an increase in recycling service revenue, increase in product revenue due to favorable payable and pricing terms as a result of customer mix, as well as favorable changes in fair value pricing adjustments of $0.1 million, primarily related to changes in constituent metals prices and the timing of settlements received from customers.
For the nine months ended September 30, 2024, revenue increased to $21.0 million, compared to $11.9 million in the nine months ended September 30, 2023, primarily due to an increase in recycling service revenue as well as favorable changes in fair value pricing adjustments of $0.8 million, primarily related to the timing of settlements received from customers. This was partially offset by a decrease in product revenue as a result of product mix as well as commodity prices despite an increase in volume as compared to September 30, 2023.
Recycling service revenue increased by $2.8 million and $7.3 million or 233% and 332% for the three and nine months ended September 30, 2024, respectively, compared to the three and nine months ended September 30, 2023 respectively. This increase was primarily due to new service contracts entered into in 2024 in addition to the Germany Spoke operations that commenced in August 2023.
As of September 30, 2024, 247.9 tonnes of Black Mass & Equivalents were subject to fair value pricing adjustments. Depending on the contractual terms, the BM&E could take up to 12 months to settle after shipment. The table below shows the expected settlement dates for the tonnes of BM&E subject to fair value price adjustments by quarter for the last sixteen months:

	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023
271+ days	—	—	—	248	1,662
181-270 days	—	—	248	151	557
91-180 days	—	248	151	1,372	743
1-90 days	248	93	725	542	1,312
Total tonnes	248	341	1,125	2,313	4,274
The following tables set out the period end and period average commodity prices for cobalt and nickel:

	Market price per tonne		Average market price per tonne
	As at September 30,		For nine months ended September 30
	2024	2023	2024	2023
Cobalt	$22,267	$31,416	$25,807	$33,363
Nickel	17,000	20,075	17,079	23,574

Cost of sales

	Three months ended September 30,		Nine months ended Septmeber 30,
$ millions, except sales volume	2024	2023	2024	2023
Cost of Sales - Product Revenue	$19.4	$20.1	$54.3	$59.4
Cost of Sales - Recycling Service Revenue	0.6	—	3.0	—
Total Cost of Sales	$20.0	$20.1	$57.3	$59.4

Cost of sales attributable to product revenue includes battery materials, direct and indirect consumables, labor costs, manufacturing overheads, including depreciation, logistics, maintenance, and facility related expenses. Cost of sales attributable to product revenue also includes charges to write down the carrying value of inventory when it exceeds its estimated net realizable value.
Cost of sales attributable to service revenue includes the cost of the battery materials acquired with the service contract with the remaining product conversion cost being included in cost of sales attributable to product sales.
The Company’s operating Spokes continued to advance through the early operational phase during the quarter ended September 30, 2024. Cost of sales related to product revenue remained consistent for the three month period ended September 30, 2024, versus September 30, 2023, as increases in cost of sales related to the increase in units sold period over period were offset by reductions in operating costs and lower unfavorable inventory adjustments. Cost of sales attributable to product revenue decreased $5.1 million or 9% for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 due to lower unfavorable inventory adjustments, and lower material costs, offset by increased operating costs including $2.5 million of carrying costs related the paused Rochester Hub and an increase in depreciation of processing equipment due to full year of German Spoke operations.
Cost of sales attributable to service revenue increased by $0.6 million and $3.0 million for the three and nine months ended September 30, 2024, respectively, compared to the three and nine months ended September 30, 2023 due to new service contracts entered into after the third quarter of 2023.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased $13.0 million or 50% for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 primarily as a result of decreased personnel costs driven by restructuring initiatives occurring in the fourth quarter of 2023 and throughout the first nine months of 2024 of $5.7 million, decrease in stock based compensation of $2.2 million, decrease in professional and legal fees of $3.6 million, and decrease in other administrative costs of $1.4 million.
Selling, general and administrative expenses decreased $14.7 million or 20% for the nine months ended September 30, 2024 as compared to nine months ended September 30, 2023 primarily as a result of decreased personnel costs driven by restructuring activities occurring in the fourth quarter of 2023 and throughout the first nine months of 2024 of $8.3 million, a net decrease in share based compensation of $4.7 million, recovery of bad debt expense of $1.0 million, and decreases in other administrative costs of $5.5 million, offset by increased professional and legal fees of $4.4 million, related to the Rochester Hub construction pause and the shareholder lawsuits and mechanic’s liens (See Note 14 (Commitments and contingencies) to the Consolidated Financial Statements).
Research and development
For the three and nine months ended September 30, 2024, research and development was an expense of $0.7 million and $1.2 million, compared to an expense of $2.7 million and $4.9 million for the corresponding periods in 2023. The $0.7 million and $1.2 million expense in research and development for the three and nine months ended September 30, 2024 was due to decrease in consulting and professional fees as a result of the pause in the Company’s development projects, decrease in employee salaries and benefits and refunds from Glencore in accordance with our cost sharing agreement.
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
Other income (expense) changed favorably in the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 due to favorable fair value adjustments of the Company’s financial instruments of $88.3 million offset by an increase in interest expense of $17.1 million.

Other income (expense) changed unfavorably in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 primarily driven by the non-cash debt extinguishment loss of $58.9 million, increase in interest expense of $43.0 million and decrease in interest income of $9.7 million offset by favorable fair value adjustments of the Company’s financial instruments of $92.6 million. The favorable fair value adjustments of the Company’s financial instruments were primarily due to the decrease in the Company’s share price over the period and the resulting reduction in the fair value of the convertible debt.
Net profit (loss)
Net profit was $56.5 million and net loss was $88.4 million in the three and nine months ended September 30, 2024, compared to net losses of $30.7 million and $99.1 million in the comparative periods in 2023. Net profit (loss) for the three and nine months ended September 30, 2024 was driven by the factors discussed above, and reduced primarily by the decrease in selling, general, and administrative expenses, and the decrease in other expenses.
Adjusted EBITDA profit (loss)
Adjusted EBITDA loss was $21.7 million and $72.5 million in the three and nine months ended September 30, 2024, compared to a loss of $41.4 million and $120.4 million in the corresponding periods of 2023. The primary difference between Adjusted EBITDA loss and net loss in the nine months ended September 30, 2024 is the exclusion of the debt extinguishment loss of $58.9 million related to the Glencore Unsecured Convertible Notes (see Note 11 (Convertible debt) to the Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q) and unrealized fair value gains on financial instruments of $110.1 million.
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

	Three months ended September 30,		Nine months ended September 30,
unaudited $ millions	2024	2023	2024	2023
Net profit (loss)	$56.5	$(30.7)	$(88.4)	$(99.1)
Income tax	—	—	—	0.1
Depreciation and amortization	4.4	2.5	11.2	6.4
Interest expense	17.3	0.2	44.4	1.4
Interest income	(0.5)	(2.5)	(2.0)	(11.7)
EBITDA profit (loss)	$77.7	$(30.5)	$(34.8)	$(102.9)
Debt extinguishment loss	—	—	58.9	—
Restructuring fees adjustment[1]	(0.2)	—	13.5	—
Fair value gain on financial instruments[2]	(99.2)	(10.9)	(110.1)	(17.5)
Adjusted EBITDA (loss)	$(21.7)	$(41.4)	$(72.5)	$(120.4)

1Restructuring fees adjustment include: expense related to the workforce reduction approved by the Board on March 25, 2024 which provided certain executives and non-executives with contractual termination benefits as well as one-time termination benefits; Special Committee retainers; professional fees, including legal fees incurred as a result of the three shareholder suits and the mechanic’s liens filed following the construction pause at the Rochester Hub; and expenses related to the implementation of the Cash Preservation Plan.
2Fair value gain on financial instruments relates to convertible debt.
Capital Expenditure
Capital expenditures for the nine months ended September 30, 2024 were $20.6 million, compared to $290.8 million in the nine months ended September 30, 2023. The $20.6 million capital expenditures in the nine months ended September 30, 2024 primarily consisted of payments for and receipts of equipment and construction materials purchased during previous periods for the Rochester Hub and the Germany Spoke. The decrease in capital expenditures for the nine months ended September 30, 2024, was due to the pause of construction at the Rochester Hub which was the primary driver for capital expenditures for the nine months ended September 30, 2023.
Development of Spoke & Hub Network
Operational Updates

	Nine months ended September 30,
unaudited $ millions, except production data in tonnes	2024	2023	Change
Operational Highlights
Capital Expenditure	$20.6	$290.8	(93)%
Production - Black Mass & Equivalents	4,172	4,891	(15)%
Production – Black Mass & Equivalents
The Company produced 4,172 tonnes of Black Mass & Equivalents in the nine months ended September 30, 2024, compared to 4,891 tonnes in the corresponding period of 2023. The decrease in production of BM&E was primarily attributable to the slowdown of operations at our North America Spokes offset by an increase attributable to our European Spoke operation during the nine months ended September 30, 2024 as operations began in August 2023.
Li-Cycle has three operational Spokes in North America (the New York Spoke, the Arizona Spoke and the Alabama Spoke) and one operational Spoke in Europe (the Germany Spoke, which commenced operations in August 2023). Since November 1, 2023, production at the Ontario Spoke has been paused and the Company is continuing closure activities at this operation.
The table below outlines current installed Spoke capacity as at September 30, 2024, by Spoke location:

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
The Company processes end-of-life batteries and certain manufacturing scrap at its Spoke main lines to produce black mass and shredded metal. Other manufacturing scrap acquired by the Company may be processed at the Company’s ancillary lines to produce intermediate products or sold directly to third parties.
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
Liquidity and Capital Resources
Overview
To date, Li-Cycle has financed its operations primarily through proceeds received in connection with: (i) the Business Combination; (ii) the concurrent $315.5 million private placement of common shares; (iii) other private placements of Li-Cycle securities (including convertible notes and common shares); (iv) the ATM Program, and (v) government grants. We have incurred net negative operating cash flow since our inception and expect to continue to generate negative operating cash flow. Cash generated at our operating Spokes is consumed by those operations and any shortfalls as well as funds required for general and all other needs are provided through our existing cash, debt, grants and other receivables. Inherently, there can be no guarantee that we can execute our growth strategy, secure appropriate feedstock supply, or develop the operating capabilities necessary to grow into a cash flow positive business.
Accordingly, without additional financing in the near term, we will not have adequate liquidity during the 12 months following September 30, 2024, casting substantial doubt about our ability to continue as a going concern.
There can be no assurance that we will be able to secure sufficient, additional funding, under reasonable commercial terms or at all, to provide liquidity for ongoing operations, to fund future growth or capital projects, including completion of the Rochester Hub or otherwise satisfy any of our funding needs and obligations. The Glencore Convertible Notes, and borrowings that become available under the DOE Loan Facility have, or are expected to have restrictive covenants that would significantly limit our operating and financial flexibility or our ability to obtain future financing.
See the following sections for more details regarding our material cash requirements and sources and conditions of liquidity.
Material Cash Requirements
As discussed in and subject to the factors in Management’s Discussion and Analysis of Financial Condition and Results of Operations - Management Priorities, Challenges and Business Outlook - Rochester Hub Project Review in this Quarterly Report on Form 10-Q, our primary need for liquidity is to fund on-going working capital requirements of our business during the pause of the Rochester Hub project and existing capital commitments. We will require additional funding to restart the construction of the Rochester Hub which has an estimated cost to complete of $486.7 million inclusive of $91.9 million to settle various existing Hub commitments included in accounts payable.
We have no material debt maturities or requirements to pay cash interest associated with our convertible debt under the Company’s option to elect PIK interest. See Note 11 (Convertible debt) to the Consolidated Financial Statements for further details on our convertible debt.
Excluding Rochester Hub related commitments referred to above, we had $39.6 million of accounts payable as of September 30, 2024. In the twelve months following September 30, 2024, we anticipate cash lease payments of $10.7 million primarily associated with our facilities and $3.7 million of cash severance costs related to the March 2024 restructuring.
We continue to experience net negative cash flows from operations, and notwithstanding the potential impacts of the Cash Preservation Plan and other cost reducing activities, we require material funds to support our operations and continue our business.
Sources and Conditions of Liquidity
Our sources of liquidity to fund our on-going operations, corporate and other costs are predominantly from our existing available cash, unreceived grants, sales of BM&E and recycling services, other receivables and proceeds from future financing, if and when available. On June 28, 2024, we entered into an ATM Agreement with B. Riley, covering the sale of up to $75.0 million aggregate amount of our common shares. For the three and nine months ending September 30,

2024, we raised $1.1 million in net proceeds by issuing an aggregate of 701,323 of our common shares under the ATM Program. As of September 30, 2024, approximately up to $73.8 million of our common shares remain available under the ATM Program. We intend to utilize any proceeds from the ATM Program towards our short-term liquidity needs.
As further noted in Management’s Discussion and Analysis of Financial Condition and Results of Operations - Management Priorities, Challenges and Business Outlook - Liquidity and Financing Initiatives, on November 7, 2024, we entered into the DOE Loan Facility in the amount of up to $475.0 million. We are actively exploring other financing options and strategic alternatives for a complete funding package needed to restart the construction at the Rochester Hub (of which the DOE Loan Facility is a key component). We will require significant additional funding before restarting the Rochester Hub project and we cannot know or guarantee when, if ever, or how much, if any, funds will be available or received from the DOE Loan Facility.
See Note 6 (Property, plant and equipment, net) to the Consolidated Financial Statements for details of the $5.8 million (€5.3 million) conditional grant received from the State of Saxony-Anhalt, Germany. By financing a portion of eligible capital expenditures before May 31, 2025, we may become eligible to receive the remaining €1.1 million of the approved grant. At September 30, 2024, we satisfy and, although there can be no guarantee, we expect to continue to satisfy the conditions of the grant through the required period. In the future, should we not meet the conditions of the grant, all or part of the grant could be cancelled and we could be required to return funds provided by the grant.
During the nine months ended September 30, 2024, we reached new agreements and renegotiated certain previous agreements with certain suppliers to extend payment terms for $3.3 million of trade accounts payable beyond one year. We expect to pay, in aggregate, $1.1 million in interest over the collective terms of the deferrals. We recorded these amounts as non-current accounts payable in the unaudited condensed consolidated interim balance sheet as of September 30, 2024.
Cash, cash equivalents and restricted cash were $42.1 million as at September 30, 2024, compared to $80.3 million as at December 31, 2023. Cash, cash equivalents and restricted cash as at September 30, 2024 included proceeds received from the issuance of the Glencore Senior Secured Convertible Note and restricted cash of $9.6 million.
At September 30, 2024, we had convertible debt of $342.6 million. For details regarding our indebtedness, see Note 11 (Convertible debt) to the Consolidated Financial Statements.
Cash Flows Summary
Presented below is a summary of Li-Cycle’s operating, investing, and financing cash flows for the nine months ended September 30, 2024 and 2023:

	Nine months ended September 30,
$ millions	2024	2023
Net cash used in operating activities	$(92.5)	$(89.3)
Net cash used in investing activities	(20.6)	(290.8)
Net cash provided (used in) by financing activities	74.9	(0.4)
Net change in cash, cash equivalents and restricted cash	$(38.2)	(380.5)
Net Cash Used in Operating Activities
For the nine months ended September 30, 2024, net cash used in operating activities were approximately $92.5 million, compared to $89.3 million in the corresponding period of 2023 and were driven by an increase in selling, general and administrative disbursements included in expenses in prior periods and expenses related to legal fees incurred as a result of the three shareholder suits and mechanic’s liens filed following the construction pause at the Rochester Hub and other non-recurring restructuring costs.
The cash expenditures related to the shareholder lawsuits and lien related activities during the nine months ended September 30, 2024 were $6.0 million. The other non-recurring cash restructuring costs of $7.1 million during the nine months ended September 30, 2024 include severance costs for certain executives and non-executives pursuant to contractual termination benefits related to the March 2024 workforce reduction, as well as consulting, legal and Special Committee fees.

Net Cash Used in Investing Activities
For the nine months ended September 30, 2024, net cash used in investing activities were $20.6 million, and primarily consisted of payments for equipment and construction materials purchased during previous periods for the Rochester Hub and Germany Spoke, compared to net cash used in the investing activities of $290.8 million in the corresponding period of 2023. Net cash used in investing activities in the nine months ended September 30, 2023 were driven by the development of the Rochester Hub through the acquisition of equipment and construction materials.
Net Cash Provided by (Used In) Financing Activities
For the nine months ended September 30, 2024, net cash provided by financing activities were $74.9 million, compared to $0.4 million used in the corresponding period of 2023, and were primarily driven by $75.0 million of gross proceeds received from the issuance of the Glencore Senior Secured Convertible Note on March 25, 2024 net of $1.3 million of transaction costs and $1.2 million proceeds raised from issuance of common shares under our ATM Program.

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
Foreign Currency Risk
The Company is exposed to currency risk as its cash is mainly denominated in U.S. dollars, while its operations also require Canadian dollars and other currencies in addition to U.S. dollars. As at September 30, 2024, the impact of a 5% change in these respective currencies versus the U.S. dollar, would result in an immaterial impact. Furthermore, Li-Cycle does not have foreign-exchange hedging contracts in place with respect to all currencies in which it does business.
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
The following table sets out the Company’s exposure, as of September 30, 2024 and December 31, 2023, in relation to the impact of movements in the cobalt and nickel price for the provisionally invoiced sales volume of BM&E by metric tonne:

As at September 30, 2024	Cobalt	Nickel
Tonnes subject to fair value pricing adjustments	247.9	247.9
10% increase in prices	$—	$—
10% decrease in prices	$—	$—

As at December 31, 2023	Cobalt	Nickel
Tonnes subject to fair value pricing adjustments	2,313.0	2,313.0
10% increase in prices	$0.2	$0.3
10% decrease in prices	$(0.2)	$(0.3)

The following table sets out the period end commodity prices for cobalt and nickel as at September 30, 2024 and December 31, 2023:

As at September 30, 2024	Market price per tonne
Cobalt	$22,267
Nickel	$17,000

As at December 31, 2023	Market price per tonne
Cobalt	$28,660
Nickel	$16,250
Capital Risk Management
The Company’s objective when managing its capital is to ensure that it will be able to continue as a going concern while maximizing the return to shareholders through the optimization of the debt and equity balance. The capital structure of the Company consists of net cash (cash and cash equivalents after deducting convertible debt) and equity of the Company (comprising issued share capital and other reserves). The Company is not subject to any externally imposed capital requirements as of September 30, 2024.
ITEM 4 CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Li-Cycle’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, its Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2024, its disclosure controls and procedures were not effective, due to the material weaknesses in the Company’s internal control over financial reporting described below.
Changes in Internal Control Over Financial Reporting

Management is responsible for establishing, maintaining and assessing the effectiveness of internal control over financial reporting (“ICFR”) as defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act. The Company’s ICFR is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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

Plan for Remediation of Material Weaknesses
During the three months ended September 30, 2024, Li-Cycle continued to implement its remediation plan to address the material weaknesses and their underlying causes, and strengthen all elements of the Company’s ICFR program, including:
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
Except for the steps taken to address the material weaknesses in the Company’s ICFR as described above, no changes in the Company’s ICFR occurred during the three and nine months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s ICFR.
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

The Glencore Senior Secured Convertible Note and the DOE Loan Facility are secured, and the First A&R Glencore Note will be secured, by a substantial portion of the assets of the Company and its subsidiaries, resulting in the lack of substantial remaining assets available for incurring additional secured indebtedness.
The Glencore Senior Secured Convertible Note is guaranteed by certain subsidiaries of the Company and it is secured by perfected first priority security interests (subject to customary exceptions and permitted liens) over the assets of the Company and of its U.S. and Canadian subsidiaries, including intellectual property, and a pledge of the equity interests of each U.S. and Canadian subsidiary. In addition, the Glencore Senior Secured Convertible Note is secured by grants of perfected first-priority security interests (subject to customary exceptions and permitted liens) in all the material intra-group receivables and the material bank accounts of Li-Cycle Germany GmbH and Li-Cycle Europe AG held by such entities in their respective jurisdictions of organization, and by the equity interests in Li-Cycle Germany GmbH and Li-Cycle Europe AG held by Li-Cycle Europe AG and the Company, respectively.
The obligations under the DOE Loan Facility are secured on a first priority basis (subject to customary exceptions and permitted liens) by, and among other things, the assets of Li-Cycle U.S. Inc. (the borrower under the DOE Loan Facility), Li-Cycle North America Hub, Inc., and Li-Cycle Inc., the shares of the Borrower Entities, and certain rights, title and interests in the Rochester Hub.
Under the terms of the First A&R Glencore Note, by December 9, 2024, being approximately one month following the effectiveness of the closing of the DOE Loan Facility, the Company is required to cause its subsidiaries that guarantee the Glencore Senior Secured Convertible Note (together with the Company) to provide guarantees and (together with the Company) to grant first perfected, priority security interests (subject to customary exceptions and permitted liens) in the assets that secure the Glencore Senior Secured Convertible Note for the benefit of the First A&R Glencore Note on substantially the same terms as the guarantees and security interests provided for the Glencore Senior Secured Convertible Note.
Because a substantial portion of the Company’s assets secure the Glencore Senior Secured Convertible Note and the DOE Loan Facility, and will secure the First A&R Glencore Note, we do not have substantial remaining assets available to secure other indebtedness. Accordingly, we may not be able to incur additional secured indebtedness in the future. In addition, the terms of each of the Glencore Senior Secured Convertible Note, the First A&R Glencore Note, the Second A&R Glencore Note and the DOE Loan Facility significantly limit our ability to incur additional debt, including secured debt. If we are unable in the future to incur additional indebtedness, including secured indebtedness, to finance our operations and projects, such limitation could have an adverse effect on our business plans or our ability to obtain future financing, financial condition and results of operations.
Completion of our Rochester Hub is substantially contingent on our ability to fully draw down on our DOE Loan Facility, which contains a number of restrictive covenants and conditions precedent to the first and each draw. Failure to satisfy the conditions required to fully draw down on our DOE Loan Facility would have a material adverse effect on our business, financial condition and results of operations.
As part of our Cash Preservation Plan, we paused construction work on our Rochester Hub in October 2023, pending completion of a comprehensive review of the project's future strategy. The cost to recommence and complete construction of the Rochester Hub under the proposed MHP scope is currently estimated at $486.7 million. Our DOE Loan Facility, which closed on November 7, 2024, provides for up to $475.0 million of loans under the DOE’s ATVM Program to recommence construction on the Rochester Hub Project. We cannot, however, access these funds immediately or at once, but only through periodic draws through December 31, 2026 assuming eligible costs are incurred, and the first draw must occur prior to November 7, 2025. Our ability to draw on the DOE Loan Facility is subject to satisfaction of additional conditions and requirements, including (i) obtaining financing of approximately $173 million to fund a base equity contribution (of which up to approximately $97 million can be satisfied via letters of credit), and (ii) satisfying a minimum unrestricted cash condition, both prior to and following completion of the Rochester Hub.
If we are unable to satisfy the conditions required to borrow under the DOE Loan Facility, we may not have access to sufficient funding to complete the Rochester Hub, which would have a material adverse effect on our business, financial condition, and results of operations. If we are unable to draw down the anticipated funds under the DOE Loan Facility, or we are delayed in making such draw downs, we will need to obtain additional or alternative financing to complete our Rochester Hub. Such additional or alternative financing may not be available on attractive terms, if at all, and could be more costly for us to obtain.
The DOE Loan Facility documents contain covenants that include, among others, a requirement that the Rochester Hub project be conducted in accordance with the business plan for the project, compliance with all requirements of the DOE’s ATVM Program, and limitations on our and our subsidiaries’ ability to incur indebtedness, incur liens, make investments or loans, enter into mergers or acquisitions, dispose of assets, pay dividends or make distributions on capital stock, prepay indebtedness, pay management, advisory or similar fees to affiliates, enter into certain material agreements and affiliate transactions, enter into new lines of business and enter into certain restrictive agreements. These restrictions may limit our ability to operate our business and may cause us to take actions or prevent us from taking actions we believe are necessary from a competitive standpoint or that we otherwise believe are necessary to grow our business. In addition, if we are unable to comply with the restrictive covenants under the DOE Loan Facility, we may default under the terms of the facility. In the event of a default, we would not be eligible to draw funds under the DOE Loan Facility and such default, if not cured, could result in the acceleration of outstanding loans under the DOE Loan Facility.
We can provide no assurance as to whether we will be able to continue to raise funds under the ATM Program in the future, or how much we would be able to raise. Any further share issuance under the ATM Program may result in substantial dilution.
The ATM Program is one of the Company’s sources of liquidity. Between August 12, 2024 and September 13, 2024, we raised net proceeds of $1.1 million after fees under the ATM Program and as of November 7, 2024, up to approximately $73.8 million of our common shares remain available for sale under the ATM Program. We can provide no assurance as to whether we will be able to continue to raise funds in the future through the sale of our common shares that remain available for sale under the ATM Program, or that any proceeds raised would be sufficient to satisfy our funding requirements. Sales of common shares under the ATM Program may result in substantial dilution to our common shareholders, affecting the trading price of our common shares and our shareholders’ interests. For further discussion about dilution, see the section titled “Item 1A. Risk Factors – Risks Relating to Ownership of Our Securities” and the section titled “Item 1A. Risk Factors – Risks Relating to the Ownership of Our Common Shares – We may issue additional common shares or other equity securities without shareholder approval, which would dilute the ownership interests of existing shareholders in the Company and may depress the market price of our common shares” in our Annual Report on Form 10-K.

We may issue additional common shares or other equity securities without shareholder approval, which would dilute the ownership interests of existing shareholders in the Company and may depress the market price of our common shares.

We may issue additional common shares or other equity securities in the future in connection with, among other things, capital raises (including through our ATM Program), future acquisitions, repayment of outstanding indebtedness or grants under the Company’s 2021 Incentive Award Plan (the “Long-Term Incentive Plan”), without shareholder approval in a number of circumstances, including in reliance on a “financial hardship exemption” from the shareholder approval requirements of the NYSE rules. We are currently actively exploring financing options and strategic alternatives. If we raise additional funds through further issuances of equity or convertible debt securities, our existing shareholders could suffer significant further dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common shares. Pursuant to the terms of the KSP Convertible Notes, the A&R Glencore Convertible Notes, and the Glencore Senior Secured Convertible Note, we may issue common shares upon conversion or redemption of the KSP Convertible Notes, the A&R Glencore Convertible Notes, or the Glencore Senior Secured Convertible Note, as applicable, upon exercise of the warrants issued to Glencore in connection with a redemption of the A&R Glencore Convertible Notes or the Glencore Senior Secured Convertible Note, as applicable, or pursuant to any other term of the KSP Convertible Notes, the A&R Glencore Convertible Notes or the Glencore Senior Secured Convertible Note, as applicable, including as a result of any of the PIK provisions of the KSP Convertible Notes, the A&R Glencore Convertible Notes or the Glencore Senior Secured Convertible Note, as applicable.

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

The issuance of our common shares in connection with the conversion of any of the KSP Convertible Notes or the Glencore Convertible Notes would cause substantial dilution, and could materially affect the trading price of our common shares and your interests and any future financings may cause further dilution.

As of September 30, 2024, there was an aggregate principal amount of $126.5 million outstanding under the KSP Convertible Notes, $225.3 million outstanding under the A&R Glencore Convertible Notes and $75.0 million outstanding under the Glencore Senior Secured Convertible Note. To the extent we or the holders of the KSP Convertible Notes or the Glencore Convertible Notes, as applicable, convert any of their convertible notes into our common shares, substantial amounts of our common shares will be issued. In addition, under the terms of the First A&R Glencore Note, by December 9, 2024, being approximately one month following the effectiveness of the closing of the DOE Loan Facility, the conversion price for the First A&R Glencore Note will be adjusted to be the lesser of (x) an amount determined on the basis of a 30-Day VWAP (volume weighted average trading price) having a reference date equal to December 9, 2024, plus a 25% premium per share, and (y) $79.09 ($9.89 prior to the Share Consolidation) per share. We anticipate that this adjustment to the conversion price will substantially increase the total number of shares into which the First A&R Glencore Note is convertible. Any issuances of our common shares upon conversion of any of the KSP Convertible Notes or the Glencore Convertible Notes could result in substantial decreases to our stock price and dilution to our existing shareholders.

In addition, conversion of the Glencore Convertible Notes may result in a change of control of the Company, depending on certain future events, including in the event the Company elects to pay interest in-kind and/or as a result of future conversion price adjustments to either or both of the A&R Glencore Convertible Notes or the Glencore Senior

Secured Convertible Note. As of November 1, 2024, assuming the conversion of the A&R Glencore Convertible Notes and the Glencore Senior Secured Convertible Note on such date, Glencore and its affiliates would have beneficially owned approximately 48.5% of the common shares on an as-converted basis. As a result, Glencore may be able to exert significant voting influence on votes requiring shareholder approval and may take actions with which you disagree or which are in conflict with your interests. Any concentration of share ownership may also have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combinations, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other shareholders. This concentration of share ownership may not be in the best interests of all of our shareholders. In addition, on March 25, 2024, in connection with the closing of the Glencore Senior Secured Convertible Note, the Company entered into a side letter agreement (the “Side Letter Agreement”) with Glencore Ltd., Glencore Canada Corporation and Glencore, in which it granted to Glencore the right to nominate two additional directors (the “Glencore Nominees”) to the Board, for a total of three nominees.

It is expected that the Company will seek additional financing or strategic alternatives in the future, including to satisfy the funding condition under the DOE Loan Facility, which financing alternatives in particular could result in the issuance of additional equity or equity-linked securities, in turn resulting in further dilution to existing shareholders. Furthermore, if Glencore is an investor in any future financing, it may result in Glencore acquiring beneficial ownership in excess of 50.1% of the issued and outstanding common shares on an actual or as-converted basis and otherwise acquiring actual control of the Company through the right to appoint and remove a majority of the directors serving on the Board. We cannot assure you that any of the governance protections Glencore committed to in the Side Letter, including not causing the Company to rely on the "controlled company" exemption of the NYSE and the standstill provisions, among others, would remain in place following any such future financing, which loss of governance protections may further affect your interests and shareholder rights.
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
ITEM 5. OTHER INFORMATION
Insider Trading Arrangements and Policies
During the three months ended September 30, 2024, neither the Company nor any of its directors or officers adopted or terminated any 10b5-1 trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any other non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q or are incorporated herein by reference, in each case as indicated below.

Exhibit Number	Description
1.1
At Market Issuance Sales Agreement, dated as of June 28, 2024, by and between Li-Cycle Holdings Corp. and B. Riley Securities, Inc. (incorporated by reference to Exhibit 1.1 from the Company’s Form 8-K (File No. 001-40733) filed with the SEC on June 28, 2024).**

2.1††
Business Combination Agreement, dated as of February 15, 2021, by and among Peridot Acquisition Corp., Li-Cycle Corp. and the Company (incorporated by reference to Exhibit 2.1 from the Company’s Registration Statement on Form F-4 (File No. 333-254843) filed with the SEC on July 6, 2021).**

3.1
Certificate of Restated Articles of Incorporation of the Company dated July 18, 2024 (Certificate of Restated Articles of Incorporation of the Company dated July 18, 2024 (incorporated by reference to Exhibit 3.1 from the Company's quarterly report on Form 10-Q (File No. 001-40733) filed with the SEC on August 8, 2024).**

3.2
Restated Articles of Incorporation of the Company dated July 18, 2024 (incorporated by reference to Exhibit 3.2 from the Company's quarterly report on Form 10-Q (File No. 001-40733) filed with the SEC on August 8, 2024).**

3.3
Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.3 from the Company’s shell company report on Form 20-F (File No. 001-40733) filed with the SEC on August 16, 2021).**

4.1
Specimen Common Share Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form F-4 (File No. 333-254843) filed with the SEC on July 6, 2021).**

4.2
Rights Agreement dated as of October 31, 2023, by and between the Company and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.2 to the Company’s Form 6-K (File No. 001-40733) filed with the SEC on November 1, 2023).**

4.3
Amendment No. 1 to the Rights Agreement, dated as of March 11, 2024, by and between Li-Cycle Holdings Corp. and Continental Stock Transfer & Trust Company as rights agent (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on March 12, 2024).**

4.4
Convertible Note, dated September 29, 2021, issued by Li-Cycle Holdings Corp. to Spring Creek Capital, LLC (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form F-1 (File No. 333-259895) filed with the SEC on September 30, 2021).**

4.5
Consent to New Debt and Amendment to Convertible Note, dated May 5, 2022, by and between Li-Cycle Holdings Corp. and Wood River Capital, LLC (incorporated by reference to Exhibit 4.5 to the Company’s annual report on Form 20-F (File No. 001-40733) filed with the SEC on March 30, 2023).**

4.6
Amendment No. 2 to Convertible Note, dated February 13, 2023, by and between Li-Cycle Holdings Corp. and Wood River Capital, LLC (incorporated by reference to Exhibit 4.6 to the Company’s annual report on Form 20-F (File No. 001-40733) filed with the SEC on March 30, 2023).**

4.7
Amendment No. 3 to Convertible Note dated March 25, 2024 by and between Li-Cycle Holdings Corp. and Wood River Capital, LLC (incorporated by reference to Exhibit 4.7 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on March 25, 2024).**

4.8
Convertible Note, dated May 31, 2022, by and between Li-Cycle Holdings Corp. and Glencore Ltd. (incorporated by reference to Exhibit 4.8 to the Company’s Form 6-K (File No. 001-40733) filed with the SEC on June 2, 2022).**

4.9
Amendment No. 1 to Convertible Note, dated February 13, 2023, by and between Li-Cycle Holdings Corp. and Glencore Ltd. (incorporated by reference to Exhibit 4.9 to the Company’s annual report on Form 20-F (File No. 001-40733) filed with the SEC on March 30, 2023).**

4.10	Senior Secured Convertible Note dated March 25, 2024 (incorporated by reference to Exhibit 4.10 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on March 25, 2024).**
4.11
Note Guaranty dated March 25, 2024 by and among Li-Cycle Corp., Li-Cycle Americas Corp., Li-Cycle U.S. Inc., Li-Cycle Inc., Li-Cycle North America Hub, Inc. and Glencore Canada Corporation as Collateral Agent (incorporated by reference to Exhibit 4.11 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on March 25, 2024).**

4.12	Amended and Restated Convertible Note No. 1 dated March 25, 2024 (incorporated by reference to Exhibit 4.12 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on March 25, 2024).**
4.13	Amended and Restated Convertible Note No. 2 dated March 25, 2024 (incorporated by reference to Exhibit 4.13 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on March 25, 2024).**
10.1††
Note Purchase Agreement, dated March 11, 2024, by and between Li-Cycle Holdings Corp., Glencore Ltd. and Glencore Canada Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on March 12, 2024).**

10.2††
Amended and Restated Note Purchase Agreement dated March 25, 2024 by and among Li-Cycle Holdings Corp, Glencore Ltd., Glencore Canada Corporation and Glencore Canada Corporation as Collateral Agent (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on March 25, 2024).**

10.3††
U.S. Pledge and Security Agreement dated March 25, 2024 by and among Li-Cycle U.S. Inc., Li-Cycle Inc., Li-Cycle North America Hub, Inc. and Glencore Canada Corporation as Collateral Agent (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on March 25, 2024).**

10.4††
U.S. Stock Pledge Agreement dated March 25, 2024 by and between Li-Cycle Americas Corp. and Glencore Canada Corporation as Collateral Agent (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on March 25, 2024).**

10.5††
Canadian General Security Agreement dated March 25, 2024 by and among Li-Cycle Holdings Corp., Li-Cycle Corp., Li-Cycle Americas Corp. and Glencore Canada Corporation as Collateral Agent (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on March 25, 2024).**

10.6††
Canadian Pledge Agreement dated March 25, 2024 by and among Li-Cycle Holdings Corp., Li-Cycle Corp., Li-Cycle Americas Corp. and Glencore Canada Corporation as Collateral Agent (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on March 25, 2024).**

10.7
Amended and Restated Registration Rights Agreement dated March 25, 2024 by and between Li-Cycle Holdings Corp. and Glencore Ltd. (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on March 25, 2024).**

10.8
Side Letter dated March 25, 2024 by and among Li-Cycle Holdings Corp., Glencore Ltd., Glencore Canada Corporation and Glencore plc (incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on March 25, 2024).**

10.9†††
North America Black Mass and Refined Products Allocation Agreement dated March 25, 2024 by and among Li-Cycle Holdings Corp. and certain of its affiliates, Traxys North America LLC and Glencore Ltd. (incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on March 25, 2024).**

10.10
Indemnification Side Letter dated March 25, 2024 by and among Li-Cycle Holdings Corp., Glencore Ltd. and Glencore Canada Corporation (incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on March 25, 2024).**

10.11
Subsidiary Joinder Agreement, dated May 29, 2024, by between Li-Cycle Europe AG and Li-Cycle Germany GmbH (incorporated by reference to Exhibit 10.11 from the Company's quarterly report on Form 10-Q (File No. 001-40733) filed with the SEC on August 8, 2024).**

10.12††, †††
Security Assignment Agreement, dated May 31, 2024, by and between Li-Cycle Europe AG and Glencore Canada Corporation (incorporated by reference to Exhibit 10.12 from the Company's quarterly report on Form 10-Q (File No. 001-40733) filed with the SEC on August 8, 2024).**

10.13††, †††
Bank Account Pledge Agreement, dated May 31, 2024, by and between, Li-Cycle Europe AG and Glencore Canada Corporation (incorporated by reference to Exhibit 10.13 from the Company's quarterly report on Form 10-Q (File No. 001-40733) filed with the SEC on August 8, 2024).**

10.14††, †††
Share Pledge Agreement, dated May 31, 2024, by and between Li-Cycle Holdings Corp. and Glencore Canada Corporation, acknowledged and agreed by Li-Cycle Europe AG (incorporated by reference to Exhibit 10.14 from the Company's quarterly report on Form 10-Q (File No. 001-40733) filed with the SEC on August 8, 2024).**

10.15††, †††
Global Assignment Agreement, dated May 31, 2024, by and between Li-Cycle Germany GmbH and Glencore Canada Corporation (incorporated by reference to Exhibit 10.15 from the Company's quarterly report on Form 10-Q (File No. 001-40733) filed with the SEC on August 8, 2024).**

10.16††, †††
Account Pledge Agreement, dated May 31, 2024, by and between Li-Cycle Germany GmbH and Glencore Canada (incorporated by reference to Exhibit 10.16 from the Company's quarterly report on Form 10-Q (File No. 001-40733) filed with the SEC on August 8, 2024).**

10.17†††
Share Pledge Agreement, dated May 29, 2024, by and between Li-Cycle Europe AG, Glencore Canada Corporation and Li-Cycle Germany GmbH (incorporated by reference to Exhibit 10.17 from the Company's quarterly report on Form 10-Q (File No. 001-40733) filed with the SEC on August 8, 2024).**

10.18††, †††
Amended and Restated Ground Sublease Agreement (Warehouse), dated May 31, 2024, between Pike Conductor Dev 1, LLC (as Lessor) and Li-Cycle North America Hub, Inc. (as Lessee) (incorporated by reference to Exhibit 10.18 from the Company’s Form 8-K (File No. 001-40733) filed with the SEC on June 4, 2024).**

10.19
Guarantee by Li-Cycle Holdings Corp. to Pike Conductor Dev 1, LLC (as Lessor) under Amended and Restated Ground Sublease Agreement (Warehouse), dated May 31, 2024 (incorporated by reference to Exhibit 10.19 from the Company’s Form 8-K (File No. 001-40733) filed with the SEC on June 4, 2024).**

10.20††, †††
Limited Assignment of Design Build Contract, dated May 31, 2024, by and between Pike Conductor Dev 1, LLC, Li-Cycle North America Hub, Inc., and Pike Conductor JV 1, LLC (incorporated by reference to Exhibit 10.20 from the Company’s Form 8-K (File No. 001-40733) filed with the SEC on June 4, 2024).**

10.21†, †††
Executive Employment Agreement, dated March 26, 2024, by and between Li-Cycle Corp. and Conor Spollen (incorporated by reference to Exhibit 10.21 from the Company’s Form 10-Q (File No. 001-40733) filed with the SEC on May 10, 2024).**

10.22†, †††
Separation Agreement, dated March 26, 2024, as amended April 24, 2024, by and between Li-Cycle Corp. and Debbie Simpson (incorporated by reference to Exhibit 10.22 from the Company’s Form 10-Q (File No. 001-40733) filed with the SEC on May 10, 2024).**

10.23†, †††
Separation Agreement, dated March 26, 2024, as amended April 29, 2024, by and between Li-Cycle Corp. and Tim Johnston (incorporated by reference to Exhibit 10.23 from the Company’s Form 8-K (File No. 001-40733) filed with the SEC on May 15, 2024), as amended by the Company’s Form 8-K/A (File No. 001-40733) filed with the SEC on June 5, 2024.**

10.24†, †††
Separation Agreement, dated March 26, 2024, as amended April 26, 2024, by and between Li-Cycle Europe AG and Richard Storrie (incorporated by reference from Exhibit 10.24 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on May 15, 2024).**

10.25†
Executive Employment Agreement, dated July 17, 2024, by and between Li-Cycle Corp. and Craig Cunningham (incorporated by reference to Exhibit 10.25 from the Company's quarterly report on Form 10-Q (File No. 001-40733) filed with the SEC on August 8, 2024).**

10.26†	First Amendment to Executive Employment Agreement, dated August 27, 2024, by and between Li-Cycle Corp. and Ajay Kochhar.
10.27†	First Amendment to Executive Employment Agreement, dated August 27, 2024, by and between Li-Cycle Corp. and Carl DeLuca.
10.28†	First Amendment to Executive Employment Agreement, dated August 27, 2024, by and between Li-Cycle Corp. and Chris Biederman.
10.29†	First Amendment to Executive Employment Agreement, dated August 27, 2024, by and between Li-Cycle Corp. and Christine Barwell.
10.30†	First Amendment to Executive Employment Agreement, dated August 27, 2024, by and between Li-Cycle APAC Pte. Ltd. and Dawei Li.
10.31††, †††
Amended and Restated Master Commercial Agreement, dated October 30, 2024, among Glencore Ltd., Li-Cycle Holdings Corp., Li-Cycle U.S. Inc., Li-Cycle Europe AG and Li-Cycle APAC Pte. Ltd. (incorporated by reference to Exhibit 10.31 from the Company’s Form 8-K (File No. 001-40733) filed with the SEC on October 31, 2024).**

10.32††, †††
Amended and Restated By-Products Off-Take Agreement, dated October 30, 2024, among Glencore Ltd., Li-Cycle Holdings Corp., Li-Cycle U.S. Inc., Li-Cycle Europe AG and Li-Cycle APAC Pte. Ltd. (incorporated by reference to Exhibit 10.32 from the Company’s Form 8-K (File No. 001-40733) filed with the SEC on October 31, 2024).**

10.33††, †††
BLACK MASS – Second Amended and Restated Marketing, Logistics and Working Capital Agreement among Traxys North America LLC (as Buyer), Li-Cycle U.S. Inc. (as Seller) and Li-Cycle Inc., dated October 30, 2024 (incorporated by reference to Exhibit 10.33 from the Company’s Form 8-K (File No. 001-40733) filed with the SEC on October 31, 2024).**

10.34††, †††
REFINED PRODUCTS – Second Amended and Restated Marketing, Logistics and Working Capital Agreement, among Traxys North America LLC (as Buyer), Li-Cycle U.S. Inc. (as Seller) and Li-Cycle North America Hub Inc., dated October 30, 2024 (incorporated by reference to Exhibit 10.34 from the Company’s Form 8-K (File No. 001-40733) filed with the SEC on October 31, 2024).**

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

LI-CYCLE HOLDINGS CORP.

		By:	/s/ Ajay Kochhar
Name: Ajay Kochhar
Title: President & CEO and Executive Director

		By:	/s/ Craig Cunningham
Name: Craig Cunningham
Title: Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	November 7, 2024

US-LEGAL-12670681/2 176283-0007
59