Form 10-K
period 2024-12-31
Li-Cycle Holdings Corp.
filed 2025-03-31
CIK 1828811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-K
________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code: (877) 542-9253
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A
Securities registered pursuant to Section 12(g) of the Act: Common shares, without par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
The aggregate market value of the registrant's common shares held by non-affiliates, based on the closing sale price as reported by the New York Stock Exchange on June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $125.0 million.

Common shares beneficially owned by each executive officer, director and holder of more than 10% of common stock have been excluded in that such persons may be deemed to be affiliates.
As of March 18, 2025, the registrant had 44,541,690 common shares outstanding.
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
Forward-looking statements may generally be identified by the use of words such as “believe”, “may”, “will”, “continue”, “anticipate”, “intend”, “expect”, “should”, “would”, “could”, “plan”, “potential”, “future”, “target” or other similar expressions that predict or indicate future events or trends or that are not statements of historical matters, although not all forward-looking statements contain such identifying words. Forward-looking statements in this Annual Report on Form 10‑K include but are not limited to statements about: the expectation that Li-Cycle will recover critical battery-grade materials to create a domestic closed-loop battery supply chain for a clean energy future; the expectation that the steps taken under the Cash Preservation Plan will result in cash savings; expectations regarding cash outflows; expectations regarding Li-Cycle’s ability to raise additional capital for operating expenses and liquidity requirements; expectations regarding the DOE Loan Facility, including Li-Cycle’s ability to access funds under such facility; expectations that Li-Cycle will require significant funding before restarting the Rochester Hub project; expectations that Li-Cycle will be able to restart the Rochester Hub project and raise the capital needed to complete the Rochester Hub project; expectations that Li-Cycle will be stopping or slowing operations at its remaining operating Spokes and re-evaluating its strategy for bringing on additional Spoke and Hub capacity in the near-term; Li-Cycle’s expectation to recognize revenue from the sale of critical battery-grade materials; expectation regarding other capital expenditures; the expectation that Li-Cycle will need to secure an alternative short or long-term financing in the near term or else it will not have sufficient cash and cash equivalents on hand or other resources to support current operations for the twelve months following the filing of this Annual Report on Form 10-K; expectations related to potential financing and other strategic alternatives; expectations related to the outcome of future litigation, including the disclosure of certain mechanic’s liens against Li-Cycle and the amount owed; expectations regarding the ability to attract new suppliers; expectations regarding annual growth rate of the number of EVs; expectations regarding the price and supply of nickel and cobalt; expectations regarding expected growth in the amount of LIB materials available for recycling; expectations regarding the total number of shares into which the Glencore Convertible Notes may be convertible at any time; expectations that streamlined permitting processes and reduced regulatory burdens may further enhance the growth of domestic battery manufacturing; expectations that Li-Cycle stands to gain from related potential increases in batteries available for recycling; and expectations that that Li-Cycle will continue to work with the DOE with respect to the Company’s DOE Loan Facility. These statements are based on various assumptions, whether or not identified in this Annual Report on Form 10-K, made by Li-Cycle’s management, including but not limited to assumptions regarding the timing, scope and cost of Li-Cycle’s projects, including paused projects; the processing capacity and production of Li-Cycle’s facilities; Li-Cycle’s expectations regarding workforce reductions; Li-Cycle’s ability to source feedstock and manage supply chain risk; Li-Cycle’s ability to increase recycling capacity and efficiency; Li-Cycle’s ability to obtain financing on acceptable terms or execute any strategic transactions; Li-Cycle’s ability to retain and hire key personnel and maintain relationships with customers, suppliers and other business partners; the success of the Cash Preservation Plan, the outcome of the review of the go-forward strategy of the Rochester Hub; Li-Cycle’s ability to attract new suppliers or expand its supply pipeline from existing suppliers; general economic conditions; currency exchange and interest rates; compensation costs; inflation; and Li-Cycle’s ability to satisfy the drawdown conditions and access funding under the Company’s DOE Loan Facility. There can be no assurance that such assumptions will prove to be correct and, as a result, actual results or events may differ materially from expectations expressed in or implied by the forward-looking statements.
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
•Li-Cycle’s inability to develop the Rochester Hub and other future projects as anticipated or at all in a timely manner or on budget or that those projects will not meet expectations with respect to their productivity or the specifications of their end products;

•Li-Cycle's history of losses and expected significant expenses for the foreseeable future as well as additional funds required to meet Li-Cycle’s liquidity needs and capital requirements not being available to Li-Cycle on acceptable terms or at all when it needs them;
•Li-Cycle's estimated total addressable market;
•risk and uncertainties related to Li-Cycle’s ability to continue as a going concern;
•uncertainty related to the success of Li-Cycle’s Cash Preservation Plan and related past and possible further workforce reductions or any strategic alternatives;
•Li-Cycle's inability to attract, train and retain top talent who possess specialized knowledge and technical skills;
•Li-Cycle’s failure to oversee and supervise capital projects and obtain financing and other strategic alternatives;
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
•Li-Cycle's reliance on the experience and expertise of senior management and key personnel;
•the potential of Li-Cycle's directors and officers who hold Company common shares to have interest that may differ from, or be in conflict with, the interests of other shareholders;
•Li-Cycle’s insurance may not cover all liabilities and damages;
•Li-Cycle’s reliance on limited number of commercial partners to generate revenue;
•customer demand for recycled materials;
•an active, liquid trading market for our common shares may not be sustained;

•Li-Cycle’s inability to compete successfully;
•increases in income tax rates, changes in income tax laws or disagreements with tax authorities;
•the potential impact of natural disasters, unusually adverse weather, epidemic or pandemic outbreaks, cyber incidents, boycotts, geo-political events and changes to regulation or regulatory agencies to which Li-Cycle is subject;
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
•the risk that Li-Cycle may lose access to funding under the DOE Loan Facility;
•risk of litigation or regulatory proceedings that could materially adversely impact Li-Cycle's financial results; and
•risks related to the terms of the Warrants.
These and other risks and uncertainties related to Li-Cycle’s business and the assumptions on which the forward-looking information is based are described in greater detail in the sections titled “Part I - Item 1A. Risk Factors”, “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K. Because of these risks, uncertainties and assumptions, readers should not place undue reliance on these forward-looking statements. Actual results could differ materially from those contained in any forward-looking statements.
Li-Cycle assumes no obligation to update or revise any forward-looking statements, except as required by applicable laws. These forward-looking statements should not be relied upon as representing Li-Cycle’s assessments as of any date subsequent to the date of this Annual Report on Form 10-K.
Unless otherwise indicated, the estimates included in this Annual Report on Form 10-K, including with respect to the size of the EV market globally and in any individual component market, the price and supply of nickel and cobalt and the supply of battery-grade materials for recycling, are based on the good faith estimates of our management, which in turn are based upon our management’s review of internal surveys, independent industry surveys and publications, including reports by third party research analysts and publicly available information. These data involve a number of assumptions and limitations and you are cautioned not to give undue weight to such data. We have not independently verified the accuracy or completeness of the data contained in such sources.

FREQUENTLY USED TERMS
As used in this Annual Report on Form 10-K, unless the context otherwise requires or indicates otherwise, references to “we,” “us,” “our,” “Li-Cycle” or the “Company” refer to Li-Cycle Holdings Corp., an Ontario corporation, and its consolidated subsidiaries.
In this document:
“A&R Glencore Convertible Notes” means, collectively, the First A&R Glencore Note and Second A&R Glencore Note.
“Alabama Spoke” means Li-Cycle’s Spoke near Tuscaloosa, Alabama, which commenced operations on October 13, 2022.
“Allocation Agreement” means the North American Black Mass and Refined Products Allocation Agreement dated March 25, 2024, among Li-Cycle, certain of Li-Cycle’s affiliates, Traxys and Glencore.
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
“ATVM Program” means the DOE LPO’s Advanced Technology Vehicles Manufacturing Program.
“BESS” means battery energy storage systems, which store electricity in rechargeable batteries for later use, helping to balance energy supply and demand.
“black mass” means a powder-like substance obtained from recycling LIB which contains a number of valuable metals, including nickel, cobalt and lithium.
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
“B. Riley” means B. Riley Securities, Inc.
“Cash Preservation Plan” means the Company's cash preservation plan, initiated on November 1, 2023, which includes reducing staffing in its corporate support functions, commencing closure activities at its Ontario Spoke, curtailing operations at its New York Spoke, and implementing a plan to manage lower levels of Black Mass & Equivalents production and otherwise slow down operations at its remaining operating Spokes in order to reduce expenses and slow cash outflows as well as reviewing existing plans for bringing on additional Spoke capacity and taking other steps to preserve the Company’s available cash, while pursuing funding alternatives for the Company and continuing to review the go-forward strategy for the Rochester Hub project.
“CECL” means current estimated credit losses.
“CODM” means chief operating decision maker.
“common shares” means the common shares of the Company, without par value.
“Consolidated Financial Statements” means the annual consolidated audited financial statements included in Item 8 of this Annual Report on Form 10-K.
“Continuance” means the continuance of Peridot from the Cayman Islands under the Companies Act to the Province of Ontario, Canada as a corporation existing under the OBCA.
“Conversion Price” means the applicable per share price that may be used to convert the Glencore Convertible Notes and the KSP Convertible Note into common shares, which is subject to the anti-dilution adjustments that could be triggered by the future issuance of common shares or instruments convertible into or exchangeable for common shares, including as a result of the Underwritten Offering. Unless otherwise stated all conversion prices mentioned in this Annual Report on Form 10-K are on a post Share Consolidation basis.
“CTC” means cost to complete.
“DFS” means definitive feasibility study.
“DOE” means the United States Department of Energy.
“DOE Loan Facility” means, collectively, the LARA and the Financing Documents (as defined in the LARA) related thereto, providing for a loan facility of up to $475.0 million (including up to $445.0 million of principal and up to $30.0 million in deferred and accrued interest).
“EVs” means electric vehicles, including battery electric vehicles, plug-in hybrid electric vehicles and hybrid electric vehicles.
“First Advance” means the first drawing down on the DOE Loan Facility.
“First A&R Glencore Note” means the first tranche of the amended and restated Glencore Unsecured Convertible Note in the original principal amount of $116,551,170.40 and having an original conversion price of $9.95 per common share on March 25, 2024 (as adjusted to $79.60 per common share on the Share Consolidation date), as amended and restated from time to time.
“Germany Spoke” means the Company’s Spoke in Magdeburg, Germany, which commenced operations on August 1, 2023.
“Glencore” means Glencore plc and its subsidiaries.
“Glencore Convertible Notes” means, collectively, the A&R Glencore Convertible Notes and the Glencore Senior Secured Convertible Note, together with any capitalized PIK interest accrued thereon.
“Glencore Nominees” means three directors that may be nominated to the Board by Glencore and its subsidiaries.
“Glencore Senior Secured Convertible Note” means the senior secured convertible note in the original aggregate principal amount of $75.0 million and having an original conversion price of $0.53 per share (as adjusted to $4.24 per common share on the Share Consolidation date) issued to an affiliate of Glencore plc on March 25, 2024 pursuant to the Glencore Senior Secured Convertible Note Purchase Agreement, as amended and restated from time to time.
“Glencore Senior Secured Convertible Note Purchase Agreement” means the agreement dated March 11, 2024 and amended and restated on March 25, 2024 and further amended on January 31, 2025, by and between the Company, an affiliate of Glencore plc and the other parties named therein for the issuance of the Glencore Senior Secured Convertible Note, as amended and restated from time to time.
“Glencore Unsecured Convertible Note” means the unsecured convertible note in the principal amount of $200.0 million due May 31, 2027 issued to an affiliate of Glencore plc on May 31, 2022.
“Glencore Unsecured Convertible Notes” means the Glencore Unsecured Convertible Note together with PIK Notes issued in satisfaction of interest due and payable thereon, as subsequently amended and restated into the First A&R Glencore Note and Second A&R Glencore Note.
“Glencore Warrants” means warrants to be issued by the Company to the holder of any of the Glencore Convertible Notes in connection with an optional redemption of the applicable Glencore Convertible Note that entitles the holder to acquire, until the maturity date of such Glencore Convertible Note, a number of common shares equal to the principal amount of such Glencore Convertible Note being redeemed divided by the then-applicable conversion price.
“Governance Letter Agreement” means side letter agreement entered into by the Company with Glencore Ltd., Glencore Canada Corporation and Glencore plc and its subsidiaries.
“Hub” means a centralized facility for large-scale production of specialty materials that achieves economies of scale in recycling and resource recovery.
“HubCo” means Li-Cycle North America Hub, Inc.
“Hubiack Securities Action” means Hubiack v. Li-Cycle Holdings Corp., et al., 1:23-cv-09894 (S.D.N.Y.).
“ICFR” means internal control over financial reporting.
“KPMG” means KPMG LLP.
“KSP Convertible Note” means the unsecured convertible note in the principal amount of $100.0 million and original conversion price of $13.43 per common share (as adjusted to $107.44 per common share on the Share Consolidation date) due September 29, 2026 originally issued to Spring Creek Capital, LLC (an affiliate of Koch Strategic Platforms, LLC, being a company within the Koch Investments Group) pursuant to the KSP Note Purchase Agreement on September 29, 2021 and subsequently assigned on May 1, 2022, to one of its affiliates, Wood River Capital, LLC, and amended on May 5, 2022, February 13, 2023 and March 25, 2024, as such note may be further amended from time to time.
“KSP Convertible Notes” means the KSP Convertible Note together with any PIK Notes issued in satisfaction of interest due and payable thereon.
“KSP Note Purchase Agreement” means the Note Purchase Agreement, dated as of September 29, 2021, between the Company and Spring Creek Capital, LLC, and assigned on May 1, 2022, to Wood River Capital, LLC, as amended from time to time.
“LARA” means the Loan Arrangement and Reimbursement Agreement, dated as of November 7, 2024, by and among the Borrower Entities and DOE, as amended from time to time.
“LGC” means LG Chem, Ltd.
“LGES” means LG Energy Solution, Ltd.
“LIB” means lithium-ion batteries, including lithium-ion battery manufacturing scrap and end-of-life lithium-ion batteries.
“LIBOR” means the London Inter-Bank Offered Rate.
“lienors” means certain contractors, subcontractors, consultants and suppliers.
“Long-Term Incentive Plan” means the Company’s 2021 Incentive Award Plan.

“LPO” means DOE's Loan Programs Office.
“main line processing capacity” means, in relation to Li-Cycle’s Spokes, the capacity to process LIB using Li-Cycle’s patented submerged shredding process or “wet shredding” designed specifically for battery-grade materials that contain electrolyte and have risk of thermal runaway.
“Marcum” means Marcum Canada LLP.
“MasTec” means MasTec Industrial Corp.
“MHP” means mixed hydroxide precipitate, containing nickel, cobalt and manganese.
“MHP payables” means the value of the payable metals (nickel and cobalt) that the Company would receive on the sale of MHP.
“MHP scope” means a scope for the Rochester Hub project that focuses only on those process areas needed to produce lithium carbonate and MHP.
“Moelis” means Moelis & Company LLC.
“NewCo” means Li-Cycle Holdings Corp. prior to the Amalgamation.
“New York Spoke” means Li-Cycle’s Spoke in Rochester, New York, the operations which were curtailed as of November 7, 2024.
“Norway Spoke” means Li-Cycle’s planned Spoke in Moss, Norway, the development of which is currently paused.
“Note Guarantors” means Li-Cycle Corp., Li-Cycle Americas Corp., Li-Cycle Inc., Li-Cycle North America Hub, Inc., Li-Cycle Europe AG and Li-Cycle Germany GmbH.
“NYSE” means the New York Stock Exchange.
“OBCA” means the Ontario Business Corporations Act.
“OEM” means an original equipment manufacturer.
“Ontario Spoke” means Li-Cycle’s Spoke in Kingston, Ontario, the operations of which were paused on November 1, 2023 and where work toward closure is underway.
“OTCQX” means OTC Markets Group, Inc.'s OTCQX® Best Market.
“Peridot” means, before the Continuance, Peridot Acquisition Corp., a Cayman Islands exempt company and, after the Continuance, Peridot Ontario.
“Peridot Ontario” means Peridot as continued under the OBCA following the Continuance.
“PIK” means payment in-kind.
“PIK interest” means interest paid in kind.
“PIK Notes” means the additional unsecured convertible notes that have been or may be issued by Li-Cycle from time to time in satisfaction of the interest due and payable on the KSP Convertible Notes, and the Glencore Unsecured Convertible Note or the Glencore Convertible Notes, as the case may be, as such notes may be amended from time to time.
“Pike” means Pike Conductor DEV 1, LLC.
“Planned Portovesme Hub” means the planned joint development project with Glencore to produce critical battery-grade materials at a Hub facility in Portovesme, Italy.

“PSUs” means performance share units.
“Rochester Hub” means Li-Cycle’s planned, first commercial-scale Hub, under development in Rochester, New York, the construction of which is currently paused.
“RSUs” means restricted share units.
“SEC” means the U.S. Securities and Exchange Commission.
“Second A&R Glencore Note” means the second tranche of the amended and restated Glencore Unsecured Convertible Note in the original principal amount of $114,615,632 and original conversion price of $9.95 per common share on March 25, 2024 (as adjusted to $79.60 per common share on the Share Consolidation date), as amended and restated from time to time.
“Securities Act” means the U.S. Securities Act of 1933, as amended.
“Share Consolidation” means the share consolidation of all the common shares at a ratio of one post-consolidation common share for every eight pre-consolidation common shares, effective June 3, 2024.
“shredded metal” means shredded copper and aluminum material obtained from recycling LIB.
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
“SpokeCo” means Li-Cycle Inc.
“Traxys” means Traxys North America LLC.
“Underwritten Offering” means the Company's underwritten public offering in the United States for gross proceeds of approximately $15.0 million when it closed on January 16, 2025 and an additional $2.25 million after the over-allotment option was subsequently exercised on January 27, 2025.
“U.S. GAAP” means United States Generally Accepted Accounting Principles.
“Warrants” means the eight-month warrants to purchase one common share per warrant, the five-year warrants to purchase one common share per warrant and the pre-funded warrants to purchase one common share per warrant issued pursuant to the Underwritten Offering.
References to “dollar,” “USD,” “US$” and “$” are to U.S. dollars.
This Annual Report on Form 10-K includes certain trademarks, service marks and trade names that we own or otherwise have the right to use, such as “Li-Cycle” and “Spoke & Hub Technologies” which are protected under applicable intellectual property laws and are our property. We have, or are in the process of obtaining, the exclusive right to use such trademarks, service marks and trade names in the countries in which we operate or may operate in the future. This Annual Report on Form 10-K also contains additional trademarks, tradenames, and service marks belonging to other parties, which are the property of their respective owners. Solely for convenience, our trademarks, service marks and trade names referred to in this Annual Report on Form 10-K may appear without the ® or ™ symbol, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights to these trademarks, service marks and trade names. We do not intend our use or display of other parties’ trademarks, tradenames, or service marks to imply, and such use or display should not be construed to imply a relationship with, or endorsement or sponsorship of us by, these other parties.

PART I
ITEM 1. BUSINESS
Our Company Overview
Li-Cycle (OTCQX: LICYF) is a leading global lithium-ion battery (“LIB”) resource recovery company. Established in 2016, and with major customers and partners around the world, Li-Cycle's mission is to recover critical battery-grade materials to create a domestic closed-loop lithium-ion battery supply chain for a clean energy future by offering an innovative and environmentally-friendly recycling solution. The Company’s proprietary “Spoke & Hub” recycling and resource recovery process is designed (a) at its Spokes, or pre-processing facilities, to process battery manufacturing scrap and end-of-life batteries to produce “black mass”, a powder-like substance which contains lithium, nickel and cobalt, and other intermediate products, and (b) at its future Hubs, or post-processing facilities, to process black mass to produce critical battery-grade materials for the lithium-ion battery supply chain, including lithium carbonate. Lithium-ion batteries increasingly power products and solutions in a range of industries, including consumer electronics, electric vehicles (“EVs”) and battery energy storage systems (“BESS”).
In addition to producing black mass, the Company produces certain other intermediate products analogous to black mass that have a similar metal content, and, as a result, the Company tracks its production using a unit of measure called black mass and black mass equivalents (“Black Mass & Equivalents” or “BM&E”).
Our Industry, Market Trends and Supply Chain
Li-Cycle is at the intersection of three broad and accelerating trends that it believes are key drivers for its business: the increased use of lithium-ion batteries, including in larger-scale applications such as electric vehicles and battery energy storage systems; sustainability with emphasis on a circular economy; and localized investments in battery production to establish and grow secure domestic supplies of critical materials.
As battery manufacturers and automotive OEMs in the lithium-ion battery supply chain increasingly establish localized manufacturing operations in North America and Europe, the lithium-ion battery market continues to develop in terms of the growth and need for recycling batteries of various form factors (shape, size, configuration, and arrangement) and chemistries (chemical composition). Many of Li-Cycle’s key commercial partners are cathode producers and battery OEMs.
In addition to Li-Cycle, other key players in the North American and European lithium-ion battery recycling market include Ascend Elements, Inc., Cirba Solutions, Redwood Materials Inc., BASF, Umicore and SK-Tes.
Our Integrated Spoke & Hub Strategy and Network
Li-Cycle’s strategic goal is to be a preferred global recycler of lithium-ion batteries and battery manufacturing scrap to produce critical materials for the battery supply chain.
Prior to the pause in construction of the Rochester Hub, the slowdown of operations at the North American Spokes, and the re-evaluation of the Company’s strategy for its current North American Spokes and potential future Spoke and Hub capacity, the Company worked to position its network in multiple regions within the battery supply chain where there was growth of manufacturing of lithium-ion batteries in order to capture and process manufacturing scrap and end-of-life lithium-ion batteries available for recycling. The Company sought to develop a network of Spokes that were strategically located and intended to produce a sustainable supply of black mass for hydrometallurgical processing at future centralized large-scale battery material refining facilities, or Hubs.
Batteries for recycling are broken down at our Spokes through a “submerged shredding” process and separated into black mass, shredded metal and mixed plastics. Our Spoke processing technology has evolved over three generations, from a stick-built design with a single shredder, to a modular design with multi-stage shredding and the capability to shred EV battery packs without dismantling. With each subsequent Spoke generation rollout, the Company has also incorporated capacity and processing upgrades to flex with our current and potential customers’ growing volumes and mix of battery material form factors. Our sources of recycling feed are derived primarily from three key sources: 1) battery manufacturing scrap; 2) end-of-life lithium-ion batteries; and 3) damaged, defective, or recalled lithium-ion batteries.

We anticipate that, at our future Hub facilities, the black mass from our Spokes would be further refined through the hydrometallurgical circuit to produce critical materials needed for battery production. Our hydrometallurgical process provides an efficient and environmentally-friendly alternative to traditional pyrometallurgical processes, which use high temperatures to process battery materials. We expect that the hydrometallurgical process will become the preferred approach to lithium-ion battery recycling among manufacturers that are focused on product stewardship and environmental sustainability.
On October 23, 2023, the Company announced that it was pausing construction work on its first planned commercial scale Hub project, in Rochester, New York (the “Rochester Hub”), pending completion of a comprehensive review of the go-forward strategy for the project. The pause in construction was due to escalating costs and the expectation that aggregate costs to complete the existing scope of the project would exceed the previously disclosed budget of $560.0 million. Li-Cycle has since completed a technical review of a revised scope for the Rochester Hub project that focuses only on those process areas needed to produce lithium carbonate and MHP (the “MHP scope”) and confirmed its technical viability through an internal study that allows the project to proceed on a schedule aligned with the Company’s current expectations regarding the timing and evolution of the battery recycling and EV markets, subject to obtaining required permits and regulatory approvals, if needed, and additional financing. The construction, commissioning and operating costs for process areas associated with production of nickel sulphate and cobalt sulphate, as originally planned for the Rochester Hub, were not included in the technical review, and there are no current plans that include production of nickel sulphate and cobalt sulphate. However, the areas dedicated to the production of nickel sulphate and cobalt sulphate would be left intact under the MHP scope, to allow for the potential construction, completion, and integration of these areas in the future, although no such plans are contemplated at this time. As previously reported, Li-Cycle’s estimated project cost for the Rochester Hub project is approximately $960.2 million for the MHP scope, which amount excludes costs for project commissioning, ramp-up, working capital or financing. The Company's current estimate of cost to complete is approximately $483.3 million, including $89.7 million of costs incurred but not yet paid related to the Rochester Hub project as of December 31, 2024. In addition, in connection with the comprehensive review, Li-Cycle also paused or slowed down operations at its North American Spokes and is currently re-evaluating the Company’s strategy for its North American Spokes, which may include further pauses or slowdowns. For additional details, see the section titled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Management Priorities, Challenges and Business Outlook - Rochester Hub Project Review."
As at December 31, 2024, Li-Cycle had three operational Generation 3 Spokes in North America and Europe, which were located in Gilbert, Arizona (the “Arizona Spoke”), Tuscaloosa, Alabama (the “Alabama Spoke”), and Magdeburg, Germany (the “Germany Spoke”). During 2024, we commenced closure activities at our Spoke in Kingston, Ontario, Canada (the “Ontario Spoke”), which had been paused since 2023, curtailed operations at our Spoke in Rochester, New York (the “New York Spoke”), and slowed operations at our other North American and European operating Spokes, as we continued to review the timing and BM&E needs of the planned Rochester Hub. We continue to pursue our Spoke optimization initiatives, which we believe will improve cash flows from our Generation 3 Spokes in Arizona, Alabama and Germany, with a view to establishing a self-sufficient and financially accretive Spoke business. The goals of these initiatives include increasing throughput and recoveries, reducing costs and enhancing the quality of the black mass produced at our Generation 3 Spokes.
In May 2023, the Company announced it had signed a letter of intent with Glencore International AG, a wholly owned subsidiary of Glencore plc (“Glencore”), to jointly study the feasibility of, and later, develop a Hub facility in Portovesme, Italy (the “Planned Portovesme Hub”) to produce critical battery-grade materials. The Planned Portovesme Hub would repurpose part of the existing Glencore metallurgical complex, which would enable what we expect would be an expedited and cost-efficient development plan. Work on the definitive feasibility study had been paused until December 2024, when Li-Cycle and Glencore announced that they had resumed their collaboration to assess the technical and economic viability of the Planned Portovesme Hub, including a concept and pre-feasibility study. The study is expected to be led by Glencore, with Li-Cycle providing technical support.
Our Diversified In-Take and Off-Take Commercial Contracts
In-Take Commercial Contracts for Feed to Spokes
Li-Cycle procures a wide variety of lithium-ion battery-grade materials, including EV and BESS batteries, battery manufacturing scrap, and consumer batteries. Lithium-ion batteries available for recycling can come from OEMs/transportation companies (such as damaged, defective or recalled units) as well as end-of-life units. Manufacturing scrap is sourced from battery material, component and pack manufacturing facilities, including gigafactories. Li-Cycle has a portfolio of multi-year commercial contracts with leading global companies in the EV and lithium-ion battery ecosystem for whom we provide recycling solutions. The Company's revenue primarily comes from six key customers and in 2024, the largest source of the Company’s battery feedstock was a U.S.-headquartered, vertically integrated EV and battery manufacturer with a substantial global EV market share. Throughout 2024, Li-Cycle supported approximately 13 prominent EV manufacturers and approximately 15 key battery cell and material producers with the Company’s sustainable recycling services.
Off-Take Commercial Contracts for Black Mass and Battery Grade Materials
Traxys Off-Take Agreements
Li-Cycle has entered into two off-take agreements with Traxys, covering (i) 100% of its production of black mass, from Li-Cycle’s North American Spokes, other than such black mass as Li-Cycle has determined is required for internal purposes at Li-Cycle’s Hubs, and (ii) 100% of its production of certain refined products from Li-Cycle’s Rochester Hub, including lithium carbonate. Effective March 25, 2024, pursuant to the terms of the Allocation Agreement, Traxys waived its rights over 50% of the volume of black mass and refined products that would otherwise have been sold to Traxys under the Company’s existing commercial agreements with Traxys, and such material has been deemed to be Glencore-committed material under the terms of the Company’s commercial agreements with Glencore, described below. Traxys earns marketing fees under each of the off-take agreements and the Allocation Agreement based on the final sales prices of the materials. The agreements extend for a term expiring seven years after the achievement of certain commercial production milestones at the Rochester Hub.
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
Subject to existing commitments of the Company and other exceptions (including materials required for the Company’s operations), under the terms of the Glencore Commercial Agreements, Glencore will source and supply lithium-ion battery manufacturing scrap and other lithium-ion battery-grade materials to the Company for use at the Company’s Spokes; Glencore will source and supply black mass to the Company for use at the Company’s Hubs; Glencore will supply sulfuric acid for use at the Company’s Hubs; and Glencore will purchase, for its internal consumption or on-sale to third party end customers, black mass, battery-grade end products and certain by-products produced at the Company’s Spokes and Hubs. Pursuant to the Glencore Commercial Agreements, Glencore will earn (i) sourcing fees on all feed flowing into the Company’s Spokes; (ii) sourcing fees on all third party black mass flowing into the Company’s Hubs; (iii) marketing fees on all black mass flowing out of the Company’s Spokes and not flowing into the Company’s Hubs; and (iv) end products marketing fees on all end products flowing out of the Company’s Hubs or any third party processing sites that the Company may utilize.
On October 31, 2024, the Company amended and restated certain of its commercial agreements with Glencore and Traxys to provide that, should the Company complete the Rochester Hub under the MHP scope, Glencore will purchase 100% of the MHP produced at the Rochester Hub on agreed commercial terms based on market prices for the nickel and cobalt contained within the MHP.
The term of each of the Glencore Commercial Agreements will, unless earlier terminated in accordance with the termination provisions of the Master Commercial Agreement, continue until the later to occur of (i) ten years from the date on which the Company’s next Hub (after the completion of the Rochester Hub) achieves a specified level of commercial production, and (ii) the date by which such Hub has processed a minimum quantity of black mass. The term of the Glencore Commercial Agreements will automatically renew on an evergreen basis for subsequent terms of five years after the expiry of the initial term, subject to the Company’s right to terminate all (but not less than all) of the Glencore Commercial Agreements upon 365 days’ prior notice to Glencore and payment of a termination fee based upon five times the aggregate value of the sourcing and marketing fees and certain other amounts invoiced in the preceding twelve months.
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
•we offer our customers a home for the secure destruction of materials containing IP-sensitive design information, such as research and development batteries and battery-grade materials. We have adopted procedures to protect the privacy and confidentiality of our customers’ trade secrets; and
•in addition to providing advice on packaging and support with procurement, we provide spare battery storage, manage comprehensive battery replacement campaigns and customize programs and services to individual customers’ needs.
While we strive to maintain the level of service we provided to our customers prior to the pause in construction of the Rochester Hub, our ability to do so has been strained following the implementation of the Cash Preservation Plan and the changes we have made to right-size and right-shape our organization, including steps taken to significantly reduce our workforce. For additional details, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Proprietary and Innovative Technology
We have established proprietary technology that we believe sets us apart from competitors because our technology has the ability to adapt to changes in inputs to the battery recycling process, including different form factors and battery chemistries. Our Spoke & Hub process will produce the fundamental building blocks of lithium-ion batteries—cathode precursor input chemicals, cathode input chemicals and raw materials that can be reused in batteries or the broader economy. By contrast, competitive emerging technologies such as cathode-to-cathode recycling produce end-products that have a higher risk of obsolescence due to continuous cathode technology advancement.
Past significant workforce reductions that formed part of our Cash Preservation Plan have reduced our ability to engage in research and development (“R&D”) efforts to expand the scope of our processing capacities and drive other process improvements. However, we continue to engage in various improvement activities led by our operations team.
Focus on Quality and Sustainability
We have implemented an Integrated Management System (“IMS”), developed in alignment with International Standards Organization (“ISO”) standards, to guide our approach to health and safety, environmental stewardship and quality management (“HSEQ”) practices.
Li-Cycle’s IMS is designed to generally conform to ISO 9001 (Quality Management), ISO 14001 (Environmental Management) and ISO 45001 (Occupational Health & Safety) and there is a requirement that that the IMS be adopted across all our global operations. In 2024, our Germany Spoke was certified to ISO 9001, ISO 14001, and ISO 45001 standards. We are currently evaluating our organizational strategy for registration of our Arizona Spoke and Alabama Spoke under these ISO standards.
We prioritize the safety of our employees, suppliers, contractors and visitors, aiming for a “zero-harm” workplace. We ensure compliance with all applicable occupational health and safety laws, regulations and standards in the jurisdictions in which we operate. Our employees receive comprehensive training on quality, health and safety and environmental requirements. Additionally, our facilities (including lines, machinery and tools used) are equipped with safety instructions, regularly practice emergency procedures and are maintained to ensure safe, clean and well-organized environments. All operating facilities meet applicable environmental, safety, and building code requirements and permits.
We measure our environmental and sustainability impacts in accordance with global standards and industry best practices, including the Sustainability Accounting Standards Board (“SASB”) Waste Management Standard and the Task Force on Climate-related Financial Disclosures (“TCFD”). Our efforts include tracking energy usage, waste streams, and Scope 1 and Scope 2 emissions globally. We also monitor Health, Safety, Security, and Environmental incidents across our operations and implement correction actions as needed.

Li-Cycle is a proud signatory of the United Nations Global Compact (“UNGC”), underscoring our commitment to the UNGC’s Ten Principles, which align with the United Nations' broader goals to foster an inclusive, ethical, and sustainable global future. In July 2024, we submitted our first annual UNGC Communication on Progress, highlighting our efforts towards these principles.
In May 2024, we published our 2023 Sustainability Report, which details our strategy, initiatives, and impacts on material environmental, social, and governance (ESG) topics. The full text of our 2023 Sustainability Report does not constitute a part of this Annual Report on Form 10-K and is not incorporated by reference herein.
Commitment to Environmental Stewardship
Our proprietary Spoke & Hub TechnologiesTM are specifically designed to minimize wastewater discharge, generate minimal solid waste, and operate with no direct greenhouse gas (“GHG”) emissions from our recycling processes.
Li-Cycle’s commitment to the environment stewardship has been recognized through several prestigious awards. Most recently, in 2024, we were honored with the Platts Global Energy Award for Commercial Technology of the Year, reflecting our advancements in sustainable solutions for the battery-grade materials supply chain. In 2023, Li-Cycle received the Bloomberg New Energy Finance Pioneers Award, acknowledging our contributions to building a more sustainable battery-grade materials supply chain and accelerating decarbonization. Additionally, in 2022, we were named to Corporate Knight's "Future 50" list as one of Canada's fastest-growing sustainable companies. Other notable accolades include being recognized by Cleantech Group as the 2022 Graduate of the Year in the Resources and Environment category and being named to Fortune magazine's Change the World list for 2022, highlighting our commitment to driving meaningful change through innovation.
These recognitions, alongside our industry-leading technologies, reinforce our competitive advantage. Unlike traditional smelting or thermal processing methods - which typically involve burning lithium-ion batteries and can produce toxic off-gas emissions and direct GHG output - we believe Li-Cycle's submerged shredding and hydrometallurgical processes offer a substantially smaller environmental footprint. Li-Cycle's recycling process not only meets stringent municipal, state, and federal permitting requirements for the development of our Spokes and the Rochester Hub but also aligns with our customers' growing demand for both quality and sustainable practices.
Support from Government Programs
On November 7, 2024, Li-Cycle entered into an agreement for a loan facility of up to $475.0 million (including up to $445.0 million of principal and up to $30.0 million in capitalized interest) through the U.S. Department of Energy (“DOE”) Loan Programs Office’s (“LPO”) Advanced Technology Vehicles Manufacturing (“ATVM”) program following the DOE's detailed technical, market, financial and legal due diligence. This loan supports the development of Li-Cycle’s flagship Rochester Hub project and demonstrates Li-Cycle’s important role in the U.S. battery materials supply chain as a domestic supplier of recycled critical battery materials to support energy independence for America, while bolstering the country’s national security. The first advance under the DOE Loan Facility is subject to satisfaction or waiver of certain conditions and requirements, including completing the Company’s base equity contribution to the Rochester Hub project and must occur on or prior to November 7, 2025. For more information, see the sections titled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Management Priorities, Challenges and Business Outlook - Liquidity and Financing Initiatives” and “Item 1A. Risk Factors — Risks Relating to Li-Cycle’s Business —Completion of our Rochester Hub is substantially contingent on our ability to fully draw down on our DOE Loan Facility, which contains a number of restrictive covenants and conditions precedent to the first and each draw. Failure to satisfy the conditions required to fully draw down on our DOE Loan Facility would have a material adverse effect on our business, financial condition and results of operations.”
On April 30, 2024, Li-Cycle received $5.8 million (€5.3 million) of the $6.9 million (€6.4 million) approved grant from the State of Saxony-Anhalt, Germany as a part of the “Improving the Regional Economic Structure” program. For more information, see Note 7 (Property, plant and equipment, net) to the Consolidated Financial Statements.

Intellectual Property
As of December 31, 2024, Li-Cycle had a total of 61 pending utility patent applications and issued utility patents, grouped into ten patent families based on common priority details, which cover aspects of Li-Cycle’s innovative technologies and include issued patents or pending patent applications in Australia, Canada, China, Europe, Hong Kong, Japan, South Korea, United States, Belgium, Germany, France, United Kingdom, Netherlands, Sweden, Spain, Italy, Switzerland, Estonia, Finland, Croatia, Hungary, Norway, Poland and the World Intellectual Property Office. These applications and patents have filing dates between 2018 and 2023, and therefore will expire between 2038 and 2043.
All patents and patent applications are 100% owned by Li-Cycle.
Regulatory Landscape
There continues to be increased activity in lithium-ion battery regulation globally in recent years, with a continued focus to create domestic supply chains.
The North American regulatory landscape is governed by laws and regulations to establish environmental standards that impact Li-Cycle’s operations, including, among other subjects, water use and air emissions, and the treatment, handling, transportation, and disposal of hazardous materials. Complying with federal, state, and local environmental regulations is integral to Li-Cycle’s ability to operate in our communities.
Related to the treatment, handling, transportation and disposal of hazardous materials, the U.S. Environmental Protection Agency (“EPA”) has been having discussions with participants in the battery recycling industry and developing proposals for universal waste standards for lithium-ion batteries. This proposed universal waste standard will be separate from the existing general battery universal waste category. Their proposal is intended to create standards that are in line with current industry best practices and is meant to harmonize battery management across the industry to improve safety standards and reduce fires from end-of-life lithium-ion batteries. Li-Cycle continues to monitor the development of this proposal.
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
In 2023, important legislative developments took place in Europe to support faster growth of the cleantech industry and incentivize localization of battery supply chains. The European Union's Battery Regulation entered into force in August 2023. It stands as a pioneer regulation covering the entire life cycle of batteries, including end-of-life. The regulation progressively introduces binding recycling targets, including minimum material recovery rates of 90% for both cobalt and nickel, and 50% for lithium by December 2027 (increasing to 95% and 80%, respectively, by December 2031). Moreover, the regulation stipulates recycled content requirements for new batteries (being 16% recycled cobalt, 6% recycled nickel, and 6% recycled lithium by August 2031; and 26%, 15%, and 12%, respectively, by August 2036). Additionally, the European Union recently passed the Critical Raw Materials Act, whereby at least 25% of the European Union’s consumption of strategic raw materials should come from domestic recycling by 2030. We believe this regulation will expedite permitting and facilitate access to public finance for selected battery recycling projects across the European Union. Local sourcing of raw materials, including through recycling, is seen as key to a more sovereign and sustainable use of resources. Continuous efforts are made to restrain the export of strategic raw materials, including battery waste containing lithium, nickel, and cobalt, outside of Europe. The European Union is expected to update the classification of waste battery material in 2025 and may prohibit black mass export to non-OECD countries. Finally, certain European member states have proposed a ban on per- and polyfluoroalkyl substances (“PFAS”) in all products, which could, in the longer term, prevent batteries containing fluoropolymers from being placed on the European market.
Human Capital Resources
Li-Cycle's corporate values of safety, integrity, agility and sustainability reflect the principles that guide how we operate. At Li-Cycle, we are committed to supporting our employees through effective leadership, communication, management systems, training, and accountability. We believe in empowering high-performing employees to take ownership of their positions to build up the team around them and create a workplace culture of excellence.
Our Code of Business Conduct helps us build a workplace where we are all valued and promotes an environment in which we can all contribute and develop our talents, and where we all keep an open mind to new and innovative ideas and points of view. We believe that our business, our partners, and the communities that we serve benefit from unique perspectives, experiences, and skills.

In 2024, our commitment to safety continued to be a top priority and has been embedded in our tailored training programs for employees with particular focus on our Spoke operators. To fortify our safety initiatives, we conducted on-the-job and computer-based safety training, reinforcing secure practices across the organization.
We have established Environmental, Health and Safety management systems that are aligned with ISO Standards (14001, 45001 and 9001). Li-Cycle’s Integrated Business Policy ("IBP") encompasses environmental, health and safety, and quality best practices. The IBP articulates our responsibility to operate in compliance, prevent pollution, continuously improve our processes, and to strive to be leaders in all aspects of the lithium-ion battery recycling industry.
As of December 31, 2024, we had a combined workforce of approximately 240 employees (full-time and full-time equivalents). We operate in the United States, Canada, Europe, and Asia. The graph below, illustrates the geographical distribution of our workforce.

Li-Cycle Workforce by Region
APAC
2.2%
Canada
24.0%
US
44.2%
UK & Europe
29.6%

Available Information
We file electronically with the SEC our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. The SEC maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information that we file with the SEC electronically. We will make available on our investor relations website at http://investors.li-cycle.com, free of charge, copies of these reports and other information as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on, or that can be accessed through, our website does not constitute a part of this Annual Report on Form 10-K and is not incorporated by reference herein.

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
Risks Relating to Li-Cycle’s Business
•There is substantial doubt about Li-Cycle's ability to continue as a going concern and to achieve or sustain profitability. The Cash Preservation Plan, including the efforts to pursue financing options or strategic alternatives, may not achieve its intended results.
•The development of Li-Cycle’s Rochester Hub is dependent on drawing on the DOE Loan Facility and the development of the Rochester Hub, Spokes and other future projects may not be completed on time or at the cost estimated and may not meet productivity or end product expectations.
•We require additional-third party financing or investment to fund our operations, satisfy the conditions to draw down on our DOE Loan Facility and to repay our liabilities, and we can provide no assurance that we will be able to obtain additional third-party financing or investment in our business, on attractive terms or at all.
•Li-Cycle may not be able to service its indebtedness or sustain its operations, the terms of its debt contain restrictive covenants, Li-Cycle may not be able to obtain necessary waivers or cure events of default under its debt instruments and its indebtedness is secured by a substantial portion of its assets.
•Li-Cycle may not be able to successfully implement its growth strategy, including any international expansion, and may be unable to manage future growth effectively. Any strategic transaction that Li-Cycle may engage in may be disruptive, dilute shareholders or otherwise adversely affect Li-Cycle’s business.
•Li-Cycle may not be able to economically and efficiently source, recover and recycle lithium-ion battery materials, as well as third-party black mass, and to meet the market demand.
•Failure to materially increase recycling capacity and efficiency could materially adversely affect Li-Cycle. Li-Cycle is and will be dependent on the continuing operation and capacity of its recycling facilities and maintaining and sourcing sufficient feedstock.
•Problems with the handling of lithium-ion battery cells, the development of an alternative chemical make-up of lithium-ion batteries or battery alternatives or a decline in EV adoption rates or government support for “green” energy technologies could materially adversely affect Li-Cycle’s revenues and results of operations.
•Li-Cycle’s business is subject to operational and project development risks and the unavailability or cancellation of insurance coverage.
•Li-Cycle relies on a limited number of commercial partners to generate most of its current and expected revenue.
•Decreases in demand and fluctuations in benchmark prices for the metals contained in Li-Cycle’s products and changes in the volume and composition of lithium-ion battery feedstock materials processed by Li-Cycle could significantly impact Li-Cycle’s costs, revenues and results of operations.

•Li-Cycle’s reliance on the experience and expertise of its senior management and key personnel may cause material adverse impacts on it if a senior management member or key employee departs.
•Li-Cycle relies on third-party consultants for its regulatory compliance and could be materially adversely impacted if the consultants do not correctly inform Li-Cycle of the regulatory changes. Further, Li-Cycle is subject to the risk of litigation, foreclosure or regulatory proceedings, which could materially adversely impact its financial results.
•Li-Cycle may not be able to complete its recycling processes as quickly as customers may require, which could cause it to lose supply contracts and could harm its reputation. Li-Cycle operates in an emerging, competitive industry and failure to compete successfully could materially adversely affect revenue and profitability.
•Increases in income tax rates, changes in income tax laws or disagreements with tax authorities could materially adversely affect Li-Cycle’s business, results of operations and financial condition.
•Li-Cycle’s operating and financial results may vary significantly from period to period and fluctuations in foreign currency exchange rates could result in increases in Li-Cycle’s operating costs.
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
•We may issue additional common shares or other equity securities without shareholder approval, which would dilute the ownership interests of existing shareholders and may depress the market price of our common shares. Our executive officers and directors may also have interests that are different than yours.
•The market price of our common shares has been and may continue to be volatile and we do not currently intend to pay dividends.
•An active, liquid trading market for our common shares may not be sustained.
•We have identified material weaknesses in our ICFR. Failure to develop and maintain an effective ICFR could have a material adverse effect on our business, results of operations and trading price of our common shares.
•We need to incur significant expense, time and resources to comply with the rules applicable to “U.S. domestic issuers”.
•The Company becoming a “passive foreign investment company” could have material adverse U.S. federal income tax consequences for U.S. Holders.
•Our inability to meet expectations and projections in any analyst reports, or a lack of coverage by securities or industry analysts, could result in a depressed market price and limited liquidity for its shares.
•The Company’s substantial convertible debt may cause substantial dilution or, depending on certain future events, a change of control of the Company, affecting the trading price of our common shares and the shareholders’ interests.
•We may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and share price.

•We may not be able to repurchase or make cash payments required by the Warrants and the provisions of the Warrants may discourage an acquisition of us by a third party.
Risks Relating to Li-Cycle’s Business
There is substantial doubt about Li-Cycle’s ability to continue as a going concern.
As of December 31, 2024, Li-Cycle held cash and cash equivalents of $22.6 million. For the year ended December 31, 2024, Li-Cycle’s net loss and net cash used in operating activities amounted to $137.7 million and $106.4 million, respectively. Li-Cycle has also incurred significant losses since inception, expects to incur net losses in the future and has a declining cash balance. Li-Cycle expects to continue to have a net cash outflow from operations for the foreseeable future. Li-Cycle will require significant additional capital in order to satisfy the conditions to draw on the DOE Loan Facility and to restart the Rochester Hub project. The Company can provide no assurance as to when, if ever, or how much, if any, funds will be available or received from the DOE Loan Facility. The Company also requires capital to fund existing and remaining capital commitments related to the Rochester Hub, as well as for general business operations. Certain contractors, subcontractors, consultants and suppliers (together, the “lienors”) have filed purported mechanic’s liens against the Company’s interests in certain properties in New York State related to the Rochester Hub project, under New York Lien Law, given alleged delays in making payments to those lienors. On April 9, 2024, one of the lienors, MasTec, commenced arbitration proceedings to seek recovery of $48.7 million allegedly due under the construction contract for the Rochester Hub project, plus interest, fees, costs and expenses, and also commenced a lien foreclosure action, which has been stayed pending completion of the arbitration proceedings. See “—Risks Relating to Li-Cycle’s Business—The development of Li-Cycle’s Rochester Hub, Spoke network and other future projects is subject to risks, including with respect to financing, engineering, permitting, procurement, construction, commissioning and ramp-up, and Li-Cycle cannot guarantee that these projects will be resumed, completed in a timely manner or at all, that their costs will not be significantly higher than estimated, that financing will be sufficient to cover costs or escalated costs, or that the completed projects will meet expectations with respect to their productivity or the specifications of their respective end products, among others” and "Item 3. Legal Proceedings". In addition, there are inherent risks associated with the ability of the Company to execute its growth strategy and there can be no assurance that the Company will develop the manufacturing capabilities and processes, meet quality, engineering, design or production standards, or meet the required production volumes to successfully grow into a viable, cash flow positive business. Other circumstances such as a continued rise in inflation, commodity and labor prices, adverse regulatory and policy changes and other challenging macroeconomic conditions, may also arise, which could have a material and adverse effect on the Company’s cash flow and anticipated cash needs, which in turn could result in significant additional funding needs. As a result, Li-Cycle requires additional short or long-term financing in the near term in order to have sufficient cash and cash equivalents on hand to support current operations for the twelve months following the filing of this Annual Report on Form 10-K. This casts substantial doubt upon the Company’s ability to continue as a going concern without access to additional capital through financing transactions or otherwise. There are no assurances that Li-Cycle will be able to address its liquidity needs, including by raising sufficient capital in the near term and may therefore need to significantly modify or terminate operations or dissolve and liquidate its assets under applicable bankruptcy laws or otherwise file for bankruptcy protection.
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

On October 23, 2023, Li-Cycle announced that it was pausing construction work on its Rochester Hub, pending completion of a comprehensive review of the go-forward strategy for the project. The pause in construction was due to escalating costs and the expectation that aggregate costs to complete the existing scope of the project would exceed the previously disclosed budget of $560.0 million. As at December 31, 2024, the Company had incurred total costs of $566.6 million on the project including costs incurred but not yet paid of $89.7 million. Total costs incurred also includes the contribution for the construction of process buildings and warehouse of $96.7 million.
As part of the comprehensive review, Li-Cycle completed a technical review of the MHP scope for the Rochester Hub and confirmed the technical viability of the MHP scope through an internal study that allows the project to proceed on a schedule aligned with the Company’s current expectations regarding the timing and evolution of the battery recycling and EV markets, subject to obtaining required permits and regulatory approvals, if needed, and additional financing. The construction, commissioning and operating costs for process areas associated with production of nickel sulphate and cobalt sulphate, as originally planned for the Rochester Hub, were not included in the technical review, and there are no current plans that include production of nickel sulphate and cobalt sulphate. However, the areas dedicated to the production of nickel sulphate and cobalt sulphate would be left intact under the MHP scope, to allow for the potential construction, completion, and integration of these areas in the future, although no such plans are contemplated at this time. As previously reported, Li-Cycle’s estimated project cost for the Rochester Hub project is approximately $960.2 million for the MHP scope, which excludes costs for project commissioning, ramp-up, working capital or financing. The Company's current estimate of cost to complete is approximately $483.3 million, including $89.7 million of costs incurred but not yet paid related to the Rochester Hub project as of December 31, 2024. As a result, the Company has determined that it will require significant additional funding before restarting the Rochester Hub project on the basis of the MHP scope or otherwise. In addition, in connection with the comprehensive review, Li-Cycle also paused or slowed down operations at its North American Spokes and is currently re-evaluating the Company’s strategy for its North American Spokes, which may include further pauses or slowdowns. For additional details, see the section titled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Management Priorities, Challenges and Business Outlook - Operational Initiatives."
Certain contractors, subcontractors, consultants and suppliers (together, the “lienors”) have filed purported mechanic’s liens against the Company’s interests in certain properties in New York State related to the Rochester Hub project, under New York Lien Law, given alleged delays in making payments to those lienors. As at March 18, 2025, there were liens on the Company’s interests in the Rochester Hub property filed by contractors and suppliers to the Company of approximately $64.0 million and filed by subcontractors to the Company’s contractors of approximately $36.0 million, as well as liens on the Company’s interests in the warehouse and administrative building for the Rochester Hub filed by the Warehouse Landlord of approximately $5.1 million. Such liens may restrict the Company’s ability to dispose of its interest in such properties or pledge its interests in such properties as collateral for future financing arrangements while they remain in place. In addition, the lienors may enforce their liens by court action and courts may cause the Company’s interest in the applicable properties to be sold to satisfy such liens. On April 9, 2024, one of the lienors, MasTec, commenced arbitration proceedings to seek recovery of $48.7 million allegedly due under the construction contract for the Rochester Hub project, plus interest, fees, costs and expenses, and also commenced a lien foreclosure action, which has been stayed pending completion of the arbitration proceedings. There can be no assurances that any efforts by the Company to negotiate payment plans with the lienors will be successful, timely or on terms favorable to the Company. Further, the lienors could have priority over the Company’s shareholders in the event of bankruptcy or similar proceedings and, as a result, the amount of distributions our shareholders could receive in such bankruptcy or a similar proceeding could be reduced. For additional details, see the section titled “Item 3. Legal Proceedings”.
Li-Cycle cannot guarantee that the costs of the Rochester Hub, the Spoke network or other future projects will not be higher than estimated, or that it will have sufficient capital to cover such costs, or that it will be able to complete the Rochester Hub, Spoke network or other future projects within expected timeframes. Any such cost increases or delays could negatively affect Li-Cycle’s results of operations and ability to continue to grow, particularly if the Rochester Hub, the Spoke network or any other future project cannot be completed. Further, there can be no assurance that the Rochester Hub or the Spoke network will perform at the expected production rates or unit costs, or that their respective end products will meet the intended specifications.
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

As part of our Cash Preservation Plan, we paused construction work on our Rochester Hub in October 2023, pending completion of a comprehensive review of the project's future strategy. The cost to recommence and complete construction of the Rochester Hub under the proposed MHP scope is currently estimated at $483.3 million. Our DOE Loan Facility, which closed on November 7, 2024, provides for up to $475.0 million of loans under the DOE’s ATVM Program to recommence construction on the Rochester Hub Project. We cannot, however, access these funds immediately or at once, but only through periodic draws, assuming eligible costs are incurred, and the first draw must occur prior to November 7, 2025. Our ability to draw on the DOE Loan Facility is subject to satisfaction of additional conditions and requirements, including, among others (i) obtaining financing of approximately $173.0 million of the base equity contribution to fund reserve accounts required under the DOE Loan Facility (the “Reserve Accounts”) (of which up to approximately $97.0 million can be satisfied via letters of credit), and (ii) satisfying a minimum unrestricted cash condition, both prior to and following completion of the Rochester Hub. We are presently aware of no such sources of financing to fund the base equity contribution we are required to provide as a condition to drawing on the DOE Loan Facility. There can be no assurance that the Company will be able to secure such additional funding, under reasonable commercial terms or at all.
If we are unable to satisfy the conditions required to borrow under the DOE Loan Facility, we may not have access to sufficient funding to complete the Rochester Hub, which would have a material adverse effect on our business, financial condition, and results of operations. On January 20, 2025, U.S. President Donald Trump signed the “Unleashing American Energy” Executive Order, which, among other things, paused the disbursement of funds appropriated through the Inflation Reduction Act of 2022 or the Infrastructure Investment and Jobs Act by all federal agencies, including the DOE. While we intend to continue to work closely with the DOE with respect to the DOE Loan Facility, there can be no assurances that we will be able to draw down the anticipated funds under the DOE Loan Facility. If we are unable to draw down the anticipated funds under the DOE Loan Facility, or we are delayed in making such draw downs, we will need to obtain additional or alternative financing to complete our Rochester Hub. Such additional or alternative financing may not be available on attractive terms, if at all, and could be more costly for us to obtain.
The DOE Loan Facility documents contain covenants that include, among others, a requirement that the Rochester Hub project be conducted in accordance with the business plan for the project, compliance with all requirements of the DOE’s ATVM Program, and limitations on our and our subsidiaries’ ability to incur indebtedness, incur liens, make investments or loans, enter into mergers or acquisitions, dispose of assets, pay dividends or make distributions on capital stock, prepay indebtedness, pay management, advisory or similar fees to affiliates, enter into certain material agreements and affiliate transactions, enter into new lines of business and enter into certain restrictive agreements. These restrictions may limit our ability to operate our business and may cause us to take actions or prevent us from taking actions we believe are necessary from a competitive standpoint or that we otherwise believe are necessary to grow our business. In addition, if we are unable to comply with the restrictive covenants under the DOE Loan Facility, we may default under the terms of the DOE Loan Facility. If there is an event of a default, we would not be eligible to draw funds under the DOE Loan Facility and such event of default, if not cured or waived, could result in the acceleration of outstanding loans under the DOE Loan Facility.
Li-Cycle has a history of losses and expects to incur significant expenses for the foreseeable future and may never achieve or sustain profitability.
Li-Cycle was until 2020 a development stage company with no commercial revenues. The Company incurred a net loss of $137.7 million for the year ended December 31, 2024, a net loss of $138.0 million for the year ended December 31, 2023, a net income of $1.6 million for the two months ended December 31, 2022, and net losses of $50.3 million for the year ended October 31, 2022 and $70.5 million for the year ended October 31, 2021. Li-Cycle expects to incur net losses in the future and may never achieve sustained profitability. Net losses have had, and will continue to have, an adverse effect on working capital, total assets and shareholders’ equity. The Company has concluded that under ASC 205 – Presentation of financial statements, there is substantial doubt about its ability to continue to as a going concern.
Our ability to continue as a going concern is dependent on our ability to obtain the necessary financing to meet our obligations and repay our liabilities arising from the ordinary course of business operations when they become due. Li-Cycle expects to continue to have a net cash outflow from operations for the foreseeable future as it continues its efforts to pursue a financing or alternative strategic transaction in addition to funding existing and remaining capital commitments related to its Rochester Hub and general business operations. In addition, certain contractors, subcontractors, consultants and suppliers (together, the “lienors”) have filed purported mechanic’s liens against the Company’s interests in certain properties in New York State related to the Rochester Hub project, under New York Lien Law, given alleged delays in making payments to those lienors. On April 9, 2024, one of the lienors, MasTec, commenced arbitration proceedings to seek recovery of $48.7 million allegedly due under the construction contract for the Rochester Hub project, plus interest, fees, costs and expenses, and also commenced a lien foreclosure action, which has been stayed pending completion of the arbitration proceedings. See “ – Risks Relating to Li-Cycle’s Business—The development of Li-Cycle’s Rochester Hub, Spoke network and other future projects is subject to risks, including with respect to financing, engineering, permitting, procurement, construction, commissioning and ramp-up, and Li-Cycle cannot guarantee that these projects will be resumed, completed in a timely manner or at all, that their costs will not be significantly higher than estimated, that financing will be sufficient to cover costs or escalated costs, or that the completed projects will meet expectations with respect to their productivity or the specifications of their respective end products, among others”. As a result, the Company’s ability to satisfy claims of all its creditors in full as well as any other payment obligations is uncertain. There are also inherent risks associated with the ability of the Company to execute its growth strategy and there can be no assurance that the Company will develop the manufacturing capabilities and processes, secure reliable sources of component supply to meet quality, engineering, design or production standards, or to meet the required production volumes to successfully grow into a viable, cash flow positive, business. Other circumstances such as a continued rise in inflation, commodity and labor prices, adverse regulatory and policy changes and other challenging macroeconomic conditions may also arise, which could have a material and adverse effect on the Company’s cash flow and anticipated cash needs, which in turn could result in significant additional funding needs. In addition, the closed loop resource recovery, logistics management, secure destruction and add-on services of Li-Cycle’s lithium-ion battery recycling operations are capital-intensive. While we have implemented the Cash Preservation Plan in order to reduce expenses and slow cash outflows and have been evaluating financing and strategic alternatives, including the letter received from Glencore on March 14, 2025 expressing its interest in a potential transaction involving Li-Cycle, the outcome of these initiatives cannot be predicted with any certainty at this time. There are no assurances that Li-Cycle will be able to address its liquidity needs, including by raising sufficient capital in the near term and may therefore need to significantly modify or terminate our operations or dissolve and liquidate our assets under applicable bankruptcy laws or otherwise file for bankruptcy protection.
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
On November 1, 2023, the Company initiated the implementation of the Cash Preservation Plan, which has resulted in a reduction of staffing in the Company’s corporate support functions, commencement of closure activities at its Ontario Spoke, curtailing of operations at its New York Spoke and implementing a plan to manage lower levels of BM&E production, and slow down operations at its remaining operating Spoke locations. The Cash Preservation Plan also involves reviewing existing plans for bringing on additional Spoke capacity and taking other steps to preserve the Company’s available cash while pursuing funding alternatives for the Company and continuing to review the go-forward strategy for the Rochester Hub project. There can be no assurances that the Cash Preservation Plan will be successful.
In light of our liquidity position and anticipated funding requirements, the Special Committee engaged Moelis to assist with exploring financing options and evaluate strategic alternatives. While Li-Cycle was successful in closing the Glencore Senior Secured Convertible Note investment, the Company will require a significant amount of financing in addition to the proceeds of the Glencore Senior Secured Convertible Note, the ATM Program and the Underwritten Offering in order to meet its funding needs. While we have been evaluating financing and strategic alternatives, including the letter from Glencore on March 14, 2025 expressing its interest in a potential transaction involving Li-Cycle, we can provide no assurance as to the outcome of any of these efforts. The process of evaluating any funding options or strategic alternatives is costly, time-consuming and complex. Li-Cycle has incurred, and may in the future incur, significant costs related to this evaluation, as well as additional unanticipated expenses. A considerable portion of these costs have been and will continue to be incurred regardless of whether any such course of action is implemented, or any transaction is completed. Any such costs will decrease the remaining cash available for use in Li-Cycle’s business. Any delays in this process will cause Li-Cycle’s cash balance to continue to deplete, which could make it less attractive as a counterparty. The continued review of Li-Cycle’s options may also create continued uncertainty for its employees, including as a result of the past and future reductions in workforce, and the Cash Preservation Plan. This uncertainty may adversely affect the Company’s ability to retain key employees necessary to maintain its ongoing operations or to execute any potential financing or a strategic transaction. In addition, a strategic alternative process can require a significant amount of management and other employee’s time and focus, which diverts attention from operating the business. If we fail to achieve some or all of the expected benefits of the financing options and strategic alternatives review, we may need to significantly modify or terminate our operations or dissolve and liquidate our assets under applicable bankruptcy laws or otherwise file for bankruptcy protection.
Further, the market capitalization of Li-Cycle has sharply declined following the announcement of the construction pause on the Rochester Hub project on October 23, 2023, as well as following the suspension of trading of our common shares on the NYSE after market close on February 26, 2025 and the commencement of trading of our common shares on the OTCQX on February 27, 2025. As a result, there is a risk that minimal or no value will be assessed on Li-Cycle’s assets by potential counterparties, and that Li-Cycle may not be able to complete any transaction before its cash position is reduced such that it will need to terminate operations or dissolve and liquidate its assets under applicable bankruptcy laws or otherwise file for bankruptcy protection.
The Cash Preservation Plan and any financing or other strategic transaction that Li-Cycle may consummate in the future could harm our business, operating results and financial condition and there can be no assurances that any future financing or strategic transaction will lead to increased shareholder value or achieve any of the anticipated results. If we raise additional funds through further issuances of equity or convertible debt securities, our existing shareholders could suffer significant further dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common shares. See “Risks Relating to the Ownership of Our Common Shares—The issuance of our common shares in connection with the conversion of the KSP Convertible Notes and the Glencore Convertible Notes would cause substantial dilution, and could materially affect the trading price of our common shares and your interests and any future financings may cause further dilution”. Furthermore, any additional financing may be insufficient to provide sufficient liquidity for ongoing operations, fund the Company’s future growth or capital projects, including the Rochester Hub, or otherwise satisfy any of the Company’s funding needs, and additional financing may have restrictive covenants that significantly limit the Company’s operating and financial flexibility or its ability to obtain future financing.
If Li-Cycle is successful in continuing to implement the Cash Preservation Plan or completing any further financing or other strategic alternative, it may still be subject to other operational and financial risks, including but not limited to, increased near-term and long-term expenditures; higher than expected financing or other strategic transaction costs; the incurrence of substantial debt or dilutive issuances of equity securities to fund future operations; write-downs of assets; impairment of relationships with key suppliers or customers due to changes in structure, management or ownership; the inability to retain key employees; and the possibility of future litigation.
Li-Cycle may not be able to generate or raise sufficient cash to service its debt and sustain its operations.
As of December 31, 2024, we had substantial indebtedness outstanding, including an aggregate principal amount of $133.7 million outstanding under the KSP Convertible Note, $124.1 million outstanding under the First A&R Glencore Note, $121.8 million outstanding under the Second A&R Glencore Convertible Note and $81.6 million outstanding under the Glencore Senior Secured Convertible Note. Our ability to make principal or interest payments when due on our indebtedness, including obligations under the KSP Convertible Notes and the Glencore Convertible Notes, and to fund our ongoing operations, will depend on our future performance and ability to generate cash, which, to a certain extent, is subject to the success of our business strategy as well as general economic, financial, competitive, legislative, legal, regulatory and other factors, as well as other factors discussed in these “Item 1A. Risk Factors”, many of which are beyond our control.
We cannot assure you that our business will generate sufficient cash flows from operations, will achieve revenue growth, or that cost savings and operating improvements will be realized or that future debt and/or equity financing will be available to us in an amount sufficient to enable us to pay our debts when due, including the KSP Convertible Notes and the Glencore Convertible Notes, or to fund our other liquidity needs. See “—Risks Relating to Li-Cycle’s Business—Li-Cycle has a history of losses and expects to incur significant expenses for the foreseeable future and may never achieve or sustain profitability” and “—Risks Relating to Li-Cycle’s Business—There can be no assurance that the Cash Preservation Plan or the efforts to pursue financing options or strategic alternatives will achieve any of the intended results.” In addition, the terms of the KSP Convertible Notes and the Glencore Convertible Notes contain mandatory redemption provisions that are triggered upon the occurrence of certain events. See Note 13 (Convertible debt) to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. We may not have sufficient available cash or be able to obtain financing at the time of a mandatory redemption. Our failure to redeem any or all of the KSP Convertible Notes and the Glencore Convertible Notes, as applicable, as required by their respective terms, will constitute a default thereunder, as applicable. Such a default could also lead to a default and cross-acceleration under agreements governing our other present or future indebtedness. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the interest on such indebtedness.
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
The type, timing and terms of any future financing, restructuring, asset sales or other capital-raising transactions will depend on our cash needs and the prevailing conditions in the financial markets. We cannot assure you that we would be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In such an event, we may not have sufficient assets to repay all of our debt.
Any failure to make payments on our existing debt on a timely basis could result in a reduction of our credit rating, which could also harm our ability to incur additional indebtedness. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business, financial condition and results of operations. There can be no assurance that any assets that we could be required to dispose of could be sold or that, if sold, the timing of such sale and the amount of proceeds realized from such sale would be acceptable. If our business does not generate sufficient cash flows from operations and if we are unsuccessful in raising additional capital, we may not have sufficient cash to service our debts and repay the same when due, including the KSP Convertible Notes and the Glencore Convertible Notes, or to fund our other liquidity needs.
We require additional-third party financing or investment to fund our operations, satisfy the conditions to draw down on our DOE Loan Facility and to repay our liabilities, and we can provide no assurance that we will be able to obtain additional third-party financing or investment in our business, on attractive terms or at all.
We require additional financing to meet our obligations and repay our liabilities arising from the ordinary course of business operations when they become due in order to continue as a going concern. We are presently aware of no such additional sources of financing to meet our obligations and repay our liabilities arising from the ordinary course of business. In addition, in order to draw on the DOE Loan Facility we must, among other things, obtaining financing of approximately $173.0 million of the base equity contribution to fund reserve accounts required under the DOE Loan Facility. We are presently aware of no such sources of financing to fund the base equity contribution we are required to provide as a condition to drawing on the DOE Loan Facility. The Special Committee continues to explore financing options and evaluate strategic alternatives. On March 14, 2025, we received a letter from Glencore, expressing its interest in a potential transaction involving Li-Cycle. We can provide no assurance that we will enter into a strategic transaction with Glencore, on terms attractive to our shareholders and other stakeholders, or at all. Given the Company’s current financial position, the terms of any such strategic transaction may assign limited or no value to the Company’s existing equity. If we are unable to obtain additional financing or enter into a strategic transaction, we will need to significantly modify or terminate operations and may need to dissolve and liquidate our assets under applicable bankruptcy laws or otherwise file for bankruptcy protection. See the section titled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”
The Glencore Senior Secured Convertible Note contains restrictive debt covenants that limit our operating and financial flexibility, including a liquidity covenant that requires the Company to maintain a minimum amount of liquidity.
The Glencore Senior Secured Convertible Note contains covenants that impose significant operating and financial restrictions on us. These covenants limit our ability to, among other things:
•incur or guarantee additional indebtedness;
•make certain restricted payments, restricted debt payments and investments;

•merge, consolidate or transfer or sell assets;
•enter into transactions with affiliates;
•create or incur certain liens;
•make certain loans, investments or acquisitions; and
•create or incur restrictions on the ability of our subsidiaries to pay dividends or to make other payments to us.
All of these restrictions are subject only to limited exceptions and qualifications. In particular, we have very limited ability to incur or guarantee additional debt, create or incur liens and make loans, investments or acquisitions. In addition, we will be required to redeem a portion of the Glencore Senior Secured Convertible Note upon the occurrence of certain events and to redeem the Glencore Senior Secured Convertible Note as well as the First A&R Glencore Note and the Second A&R Glencore Note upon the occurrence of a change of control. The covenants to which we are subject pursuant to the Glencore Senior Secured Convertible Note could limit our ability to implement our business plan, to finance our future operations and capital needs and to pursue business opportunities and activities that may be in our interest. The Glencore Senior Secured Convertible Note also contains a minimum liquidity covenant that requires us to maintain a minimum amount of liquidity of $10.0 million, tested monthly. In addition, the Glencore Senior Secured Convertible Note also contains a capital expenditure covenant that restricts our ability to make capital expenditures in excess of $2.0 million in any transaction or series of related transactions, subject to certain exceptions. Any uncured breach of the covenants contained in the Glencore Senior Secured Convertible Note, including the minimum liquidity covenant, could result in the occurrence of an event of default under the Glencore Senior Secured Convertible Note, which would enable the holder of the Glencore Senior Secured Convertible Note to potentially accelerate the maturity of the principal amount due under the Glencore Senior Secured Convertible Note and foreclose on the collateral which secures the obligations under the Glencore Senior Secured Convertible Note.
The Glencore Senior Secured Convertible Note, the First A&R Glencore Note and the DOE Loan Facility are, and the Second A&R Glencore Note will be, secured by a substantial portion of the assets of the Company and its subsidiaries, resulting in the lack of substantial remaining assets available for incurring additional secured indebtedness.
The Glencore Senior Secured Convertible Note and the First A&R Glencore Note are, and the Second A&R Glencore Note will be, guaranteed by certain subsidiaries of the Company and the Glencore Senior Secured Convertible Note and the First A&R Glencore Note are, and the Second A&R Glencore Note will be, secured by perfected first priority security interests (subject to customary exceptions and permitted liens) over the assets of the Company and of its U.S. and Canadian subsidiaries, including intellectual property, and a pledge of the equity interests of each U.S. and Canadian subsidiary. In addition, the Glencore Senior Secured Convertible Note and the First A&R Glencore Note are, and the Second A&R Glencore Note will be, secured by grants of perfected first-priority security interests (subject to customary exceptions and permitted liens) in all the material intragroup receivables and the material bank accounts of Li-Cycle Germany GmbH and Li-Cycle Europe AG held by such entities in their respective jurisdictions of organization, and by the equity interests in Li-Cycle Germany GmbH and Li-Cycle Europe AG held by Li-Cycle Europe AG and the Company, respectively.
The obligations under the DOE Loan Facility are secured on a first priority basis (subject to customary exceptions and permitted liens) by, and among other things, the assets of the Borrower Entities, the shares of the Borrower Entities, and certain rights, title and interests in the Rochester Hub.
Because a substantial portion of the Company’s assets secure the Glencore Senior Secured Convertible Note, the First A&R Glencore Note and the DOE Loan Facility, and will secure the Second A&R Glencore Note, we do not have substantial remaining assets available to secure other indebtedness. Accordingly, we may not be able to incur additional secured indebtedness in the future. In addition, the terms of each of the Glencore Convertible Notes and the DOE Loan Facility significantly limit our ability to incur additional debt, including secured debt. If we are unable in the future to incur additional indebtedness, including secured indebtedness, to finance our operations and projects, such limitation could have an adverse effect on our business plans or our ability to obtain future financing, financial condition and results of operations.
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
There can be no assurance that Li-Cycle can successfully achieve any or all of the above initiatives in the manner or time period that it expects. On October 23, 2023, Li-Cycle announced that it was pausing construction work on its Rochester Hub, pending completion of a comprehensive review of the go-forward strategy for the project. In view of the pause in construction of the Rochester Hub project, the Company has commenced closure activities at the Ontario Spoke, curtailed operations at the New York Spoke, and slowed down operations at its operating Spokes in North America and Europe. The Company is also re-evaluating its strategy for bringing on additional Spoke and Hub capacity in the near-term and has paused the expansion of its Spoke network. See the section titled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Management Priorities, Challenges and Business Outlook - Cash Preservation Plan. As a result, the Company’s global growth strategy is subject to significant change. Further, achieving growth strategy objectives will require investments that may result in both short-term and long-term costs without generating any current revenue and therefore may be dilutive to earnings.
Li-Cycle cannot provide any assurance that it will realize, in full or in part, the anticipated benefits it expects to generate from its growth strategy. Failure to realize those benefits could have a material adverse effect on Li-Cycle’s business, results of operations and financial condition.
Li-Cycle may be unable to manage future global growth effectively.
Our plans for future global growth are currently paused as we continue to review the go-forward strategy of our business. Even if we are subsequently able to successfully implement a global growth strategy, any failure to manage our growth effectively could materially and adversely affect Li-Cycle’s business, results of operations and financial condition. Any such expansion would require us to hire and train new employees in different countries; accurately forecast supply and demand, production and revenue; source and maintain supplies of LIB and third-party black mass; control expenses and investments in anticipation of expanded operations; establish new or expand current design, production, and sales and service facilities; and implement and enhance administrative infrastructure, systems and processes. Future growth may also be tied to acquisitions, and Li-Cycle cannot guarantee that it will be able to effectively acquire other businesses or integrate businesses that it acquires.
Li-Cycle’s success will depend on its ability to economically and efficiently source, recover and recycle lithium-ion battery-grade materials, as well as third-party black mass, and to meet the market demand for an environmentally sound, closed-loop solution for lithium-ion battery manufacturing scrap and end-of-life lithium-ion batteries.
Li-Cycle’s future business depends in large part on its ability to economically and efficiently source, recycle and recover lithium-ion battery-grade materials (including end-of-life batteries and battery manufacturing scrap), as well as third-party black mass, and to meet the market demand for an environmentally sound, closed-loop solution for lithium-ion battery manufacturing scrap and end-of-life lithium-ion batteries. Although it currently recycles and recovers lithium-ion battery-grade materials at Spoke facilities in Arizona, Alabama and Germany, Li-Cycle will need to scale its recycling capacity in order to implement its growth strategy. In view of the pause in construction of the Rochester Hub, the Company has commenced closure activities at the Ontario Spoke, curtailed operations at the New York Spoke and slowed down operations at its operating Spokes in North America and Europe. The Company is also re-evaluating its strategy for bringing on additional Spoke and Hub capacity in the near-term and expects to continue to pause or slow down operations at its operational Spokes in North America and has paused the expansion of its Spoke network. See the section titled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Management Priorities, Challenges and Business Outlook - Cash Preservation Plan. As a result, there can be no assurances that Li-Cycle can scale its recycling capacity on a timely basis or at all.
Although Li-Cycle has experience in recycling lithium-ion battery-grade materials in its existing Spoke facilities, Li-Cycle has not yet developed or operated a Hub facility on a commercial scale to produce and sell battery grade materials. Li-Cycle does not know whether it will be able to develop efficient, automated, low-cost recycling capabilities and processes, or whether it will be able to secure reliable sources of supply, in each case that will enable it to meet the production standards, costs and volumes required to successfully recycle LIB and meet its business objectives and customer needs. Even if Li-Cycle is successful in high-volume recycling in its current and future facilities, it does not know whether it will be able to do so in a manner that avoids significant delays and cost overruns, including as a result of factors beyond its control, such as problems with suppliers, or in time to meet the commercialization schedules of future recycling needs or to satisfy the requirements of its customers. Li-Cycle’s ability to effectively reduce its cost structure over time is limited by the fixed nature of many of its planned expenses in the near-term, which are currently under review and subject to change, and its ability to reduce long-term expenses is constrained by its need to continue investment in its future growth. Any failure to develop and scale such manufacturing processes and capabilities within Li-Cycle’s projected costs and timelines could have a material adverse effect on its business, results of operations and financial condition.
Failure to materially increase recycling capacity and efficiency could have a material adverse effect on Li-Cycle’s business, results of operations and financial condition.
Although Li-Cycle’s operating Generation 3 Spokes in Arizona, Alabama and Germany currently have total main line processing capacity and ancillary processing capacity of over 50,000 tonnes of LIB per year, the future success of Li-Cycle’s business depends in part on its ability to significantly increase recycling capacity and efficiency at its facilities. Li-Cycle may be unable to expand its business, satisfy demand from its current and new customers, maintain its competitive position and achieve profitability if it is unable to build and operate future facilities. The construction of future facilities will require significant cash investments and management resources and may not meet Li-Cycle’s expectations with respect to increasing capacity, efficiency and satisfying additional demand. For example, if there are delays in any future planned Hub, such as the Rochester Hub, construction of any future planned Spoke network and/or the future construction of other Spoke & Hub facilities, or if its facilities do not meet expected performance standards or are not able to produce materials that meet the quality standards Li-Cycle expects, Li-Cycle may not meet its target for adding capacity, which would limit its ability to increase sales and result in lower than expected sales and higher than expected costs and expenses. In view of the pause in construction of the Rochester Hub project, the Company has slowed operations at its North American Spokes by commencing closure activities at the Ontario Spoke, curtailing operations at the New York Spoke and slowing down operations at its Arizona and Alabama Spokes. The Company is also re-evaluating its strategy for bringing on additional Spoke and Hub capacity in the near-term and has paused the expansion of its Spoke network. See the section titled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Management Priorities, Challenges and Business Outlook - Cash Preservation Plan". As a result, there can be no assurances that Li-Cycle can increase its recycling capacity on a timely basis or at all. Failure to drastically increase recycling and processing capacity or otherwise satisfy customers’ demands may result in a loss of market share to competitors, damage Li-Cycle’s relationships with its key customers, a loss of business opportunities or otherwise materially adversely affect its business, results of operations and financial condition.
Li-Cycle may engage in strategic transactions, including acquisitions, that could disrupt its business, cause dilution to its shareholders, reduce its financial resources, result in the incurrence of debt, or prove not to be successful.
From time to time, Li-Cycle may enter into transactions to acquire other businesses or technologies, to enter into joint ventures or to develop additional commercial relationships and its ability to do so successfully cannot be ensured. As previously announced, Li-Cycle and Glencore recently resumed collaboration to assess the technical and economic viability of developing a new Hub facility in Portovesme, Italy, including a concept and pre-feasibility study. Li-Cycle will be dependent on its strategic partners with respect to any joint ventures in the future. Conflicts or disagreements between Li-Cycle and its strategic partners, or failure of Li-Cycle’s strategic partners to commit sufficient resources to a joint venture may, among other things, delay or prevent the successful development or operation of any joint ventures, which could have a material adverse effect on Li-Cycle’s business, financial condition, results of operations and prospects. Li-Cycle’s acquisitions or other strategic transactions could include the payment of the purchase price in whole or in part using Li-Cycle’s common shares, which would have a dilutive impact on existing shareholders. Li-Cycle may also decide to incur debt in connection with an acquisition or any other strategic transaction. Even if Li-Cycle identifies suitable opportunities for acquisitions, joint ventures or other strategic transactions, Li-Cycle may not be able to make such transactions on favorable terms or at all. Any strategic transactions Li-Cycle makes may not strengthen its competitive position, and these transactions may be viewed negatively by customers, suppliers or investors. Li-Cycle could incur losses resulting from undiscovered liabilities of an acquired business that we failed to or were unable to discover or were unable to quantify in the course of performing due diligence and that are not covered by any indemnification Li-Cycle may obtain from the seller. In addition, Li-Cycle may not be able to successfully integrate the acquired personnel, technologies and operations into its existing business in an effective, timely and non-disruptive manner. Strategic transactions may also divert management attention from day-to-day responsibilities, increase Li-Cycle’s expenses and reduce Li-Cycle’s cash available for operations and other uses. In addition, Li-Cycle may not be able to fully recover the costs of such acquisitions, joint ventures or other strategic transitions or be successful in leveraging any of them into increased business, revenue or profitability. Li-Cycle also cannot predict the number, timing or size of any future transactions or the effect that any such transactions might have on its results of operations. Accordingly, although there can be no assurance that Li-Cycle will undertake or successfully complete any acquisitions, joint ventures or other strategic transactions, any transactions that Li-Cycle does complete may be subject to the foregoing or other risks and may have a material adverse effect on Li-Cycle’s business, financial condition, results of operations and prospects.
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
Expanding our business in international markets, including the operation of the Germany Spoke and any construction of additional international Spokes was an important element of our strategy prior to the pause in the construction of the Rochester Hub, and it is currently on pause. There is a risk that any future workforce reductions could exacerbate our exposure to the risks described above if there is less oversight to address them. The likelihood of such occurrences and their potential effect on our business and results of operations will vary from country to country and are unpredictable, but could have a material adverse effect on our ability to execute our strategy and accordingly on our business, results of operations and financial condition.
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
In addition, Li-Cycle is subject to risks associated with storage and handling of lithium-ion battery cells, which could cause disruption to the operation of Li-Cycle’s current or future facilities. Li-Cycle stores a significant number of lithium-ion battery cells at the warehouse facilities associated with its Spokes and Li-Cycle transports lithium-ion batteries from its customer facilities to its Spokes and, for inventory management purposes, between its Spokes. While Li-Cycle has implemented safety procedures related to the handling of these materials, fires or safety issues have in the past and could in the future disrupt Li-Cycle’s recycling operations. Any impact on revenue from the interruption of operations at Li-Cycle’s own facilities, or resulting from reduced demand for lithium-ion batteries from actual or perceived safety or security issues, could materially adversely affect Li-Cycle’s business, results of operations and financial condition.
Li-Cycle’s business is subject to operational and project development risks that could disrupt our business, some of which may not be insured or fully covered by insurance.
Our operations (including any potential future operations such as our Rochester Hub, the Planned Portovesme Hub project and possible future additions to our Spoke network), notwithstanding the current pause on those projects and future expansion plans, are subject to risks inherent in the lithium-ion battery recycling industry and risks associated with the construction and development of new facilities, including potential liability which could result from, among other circumstances, personal injury, environmental claims or property damage, some of which risks may not be insured or fully covered at any time by insurance.

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
Li-Cycle has no control over changing conditions and pricing in the insurance marketplace and the cost or availability of various types of insurance may change dramatically in the future. Moreover, Li-Cycle may not be able to maintain adequate insurance in the future at rates we consider reasonable and commercially justifiable, and insurance may not continue to be available on terms as favorable as our current arrangements or at all. In addition, if any of Li-Cycle’s landlords for its Spoke facilities are unable to obtain insurance coverage, Li-Cycle may have to seek such coverage from its own insurance providers and there can be no assurance that such efforts will be successful. Any failure to obtain adequate insurance as well as the occurrence of a significant uninsured loss, or a loss in excess of the insurance coverage limits maintained by Li-Cycle, could materially adversely affect Li-Cycle’s business, results of operations and financial condition.
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
There can be no assurance that Li-Cycle will attract new suppliers or expand its supply pipeline from existing suppliers or that its relationship, including payment terms, with current suppliers will not continue to be adversely affected as a result of the current status of its business, the continued slow down of production at the Company's operating Spokes, the Cash Preservation Plan or any other actions taken by the Company. Any decline in supply volume from existing suppliers, the discontinuation of any supplier relationships or an inability to source new supplier relationships could have a negative impact on Li-Cycle’s results of operations and financial condition.
Li-Cycle relies on a limited number of commercial partners to generate most of its current and expected revenue.
Li-Cycle relies on a limited number of customers from whom we generate most of our revenue. Li-Cycle has focused its commercial activities on supporting key OEM and strategic partners. By focusing on the intake of lithium-ion battery packs and modules, including damaged and defective materials, we are increasing our opportunity to earn recycling service revenues. We also seek to maximize the commercial value of our purchased battery cell manufacturing scrap by re-selling a portion of these materials, whether directly or after processing through the ancillary lines at our Spokes, directly to third parties, primarily in the Asia-Pacific region. In selling directly to third parties, we may assume additional risks, including credit risk and transportation risk. Given that these third-party contracts are generally short-term commitments, there can be no assurances that we will continue to obtain or renew such contracts on similarly favorable terms, which could have a material adverse effect on our business, results of operation and financial condition.

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
Li-Cycle has entered into two off-take agreements with Traxys covering (i) 100% of its production of black mass, from Li-Cycle’s North American Spokes, other than such black mass as Li-Cycle has determined (in its sole discretion) is required for internal purposes at Li-Cycle’s Hubs, and (ii) 100% of its production of certain refined products from Li-Cycle’s Rochester Hub, including lithium carbonate. The Company’s commercial agreements with Glencore cover the off-take of substantially all of our other Spoke and Hub products. Effective March 25, 2024, pursuant to the terms of the Allocation Agreement, Traxys waived its rights to 50% of the volume of black mass and refined products under its off-take agreements with the Company, and such material has been deemed to be Glencore-committed material under the terms of the Company’s commercial agreements with Glencore. If we or our off-take partners are unwilling or unable to fulfill our respective contractual obligations to each other, if either party fails to perform under the relevant contract, or if these off-take partners otherwise terminate such agreements prior to their expiration, our business could suffer and we may not be able to find other off-take partners on similar or more favorable terms, which could have a material adverse effect on our business, results of operations and financial condition.
On October 31, 2024, the Company amended and restated certain of its commercial agreements with Glencore and Traxys to provide that, should the Company complete the Rochester Hub under the MHP scope, Glencore will purchase 100% of the MHP produced at the Rochester Hub on agreed commercial terms, based on market prices for the nickel and cobalt contained within the MHP. The Company’s off-take arrangements for MHP with Glencore remain subject to further finalization of commercial terms as a condition for the Company to draw under the DOE Loan Facility. There can be no assurances that the Company will be successful in finalizing its agreement for MHP off-take on favorable terms or at all, and any failure to secure or maintain customer relationships for the anticipated products of the Rochester Hub could have a material adverse effect on our business, results of operations and financial condition.
Any change from the original scope of the Rochester Hub, including the development of the Rochester Hub under the MHP scope could adversely affect our existing commercial agreements related to Rochester Hub products. For example, our commercial contracts with LGC and LGES require the supply of at least 20,000 tonnes of nickel contained in nickel sulphate over the period from 2025 to 2032, or 2028 to 2032 in the case of LGES, including approximately 1,850 tonnes of nickel contained in nickel sulphate (being approximately 840 tonnes of nickel sulphate) in 2025. Any failure to satisfy such volume commitments, could lead to indemnification obligations for us in favor of LGC and LGES, which in turn could have a material adverse effect on our business, results of operations and financial condition.
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
In addition, incentives set by federal or state governments, as well as other government commitments and initiatives, may expire on a particular date, end when the allocated funding is exhausted, or may be reduced, modified, paused or terminated as a matter of regulatory, executive or legislative policy. The impact of the U.S. Inflation Reduction Act of 2022 and other governmental initiatives to support energy transition, including regulatory requirements and restrictions that may impact our ability, as well as the ability of our competitors, to take advantage of such initiatives, cannot be known with any certainty at this time, and we may not reap any or all of the expected benefits of the Inflation Reduction Act of 2022 or other governmental initiatives to support energy transition.
Decreases in demand and fluctuations in benchmark prices for the metals contained in Li-Cycle’s products could significantly impact Li-Cycle’s costs, revenues and results of operations.

The prices that Li-Cycle pays for battery feedstock for its Spokes, and the revenue that Li-Cycle recognizes from the sale of Black Mass & Equivalents and shredded metal produced at Li-Cycle’s Spokes, are impacted by the commodity prices for the metals contained in those battery feedstocks or products, notably nickel, cobalt, lithium and copper. If the Rochester Hub becomes operational, and Li-Cycle starts processing black mass internally, Li-Cycle expects to recognize revenue from the sale of end products, including lithium carbonate and MHP, which it expects would be priced relative to reference prices for the metals contained in these products, notably lithium, nickel and cobalt. As a result, fluctuations in the prices of these commodities will affect Li-Cycle’s costs and revenues and declines in the prices of these commodities could have a material adverse impact on Li-Cycle’s revenues and result in fluctuations in its margins. Any significant decline in Li-Cycle’s revenues and margins will have a material impact on its results of operations and cash flow.
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
On October 31, 2023, the Board authorized a reduction in workforce plan across Li-Cycle, on March 25, 2024, the Board approved additional plans to reduce approximately 17% of the Company’s global workforce, and additional steps may be taken based on our go-forward strategic objectives and the Cash Preservation Plan to right-size and right-shape our organization. Li-Cycle cannot provide any assurance that it will be able to retain adequate staffing levels among its remaining workforce or retain key employees who would not otherwise be subject to a workforce reduction. If employees who were not affected by any reduction in workforce seek alternative employment, this could require us to seek contractor support at unplanned additional expense or otherwise harm our productivity. Furthermore, the inability to retain highly skilled employees could adversely affect its business.

Li-Cycle relies on third-party consultants for its regulatory compliance and Li-Cycle could be materially adversely impacted if the consultants do not correctly inform Li-Cycle of legal changes.
Li-Cycle depends on third-party consultants to work with it across all of its projects to ensure correct permitting, maintain regulatory compliance and keep Li-Cycle apprised of legal changes, as well as to assist with finance and accounting functions. This reliance on third-party consultants has grown following the workforce reductions authorized by the Board on October 31, 2023 and March 25, 2024 and may grow further following additional steps that the Company may take based on its go-forward strategic objectives and the Cash Preservation Plan to right-size and right-shape the organization. Li-Cycle may face non-compliance challenges if the third-party consultants do not inform Li-Cycle of the proper compliance measures or if Li-Cycle fails to maintain its engagement with third-party consultants, including the ability to pay them in a timely manner. If Li-Cycle is not in compliance with the current regulations, it could face litigation, sanctions and fees, which could materially adversely impact its business, results of operations and financial condition.
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
Three shareholder suits were launched following the Company’s announcement on October 23, 2023 that it would be pausing construction on the Rochester Hub project, being (i) Davis v. Li-Cycle Holdings Corp., et al., 1:23-cv-09894 (a putative U.S. federal securities class action filed in the U.S. District Court for the Southern District of New York), (ii) Wyshynski v. Li-Cycle Holdings Corp. et al., Court File No. CV-23-00710373-00CP (a putative Ontario securities class action claim filed in the Ontario Superior Court of Justice), and (iii) Nieves v. Johnston, et. Al., Index No. E2023014542 (a shareholder derivative action filed in the Supreme Court of the State of New York, Monroe County). See also Note 17 (Commitments and contingencies) in our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K and the section titled “Item 3. Legal Proceedings.” Regardless of the outcome, these suits could result in substantial costs to the Company, divert management’s attention and resources and harm our business, prospects, financial condition and results of operations.
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
The lithium-ion battery-grade materials recycling market is competitive. As the industry evolves and the demand increases, Li-Cycle anticipates that competition will increase. Li-Cycle currently competes against companies that may have a substantial competitive advantage because of factors such as greater financial and workforce resources, more extensive recycling infrastructure, stronger existing customer relationships, greater name recognition or longer operating histories. National or global competitors could enter Li-Cycle’s traditional markets in North America and Europe. Competitors could focus their substantial resources on developing a more efficient recovery solution than Li-Cycle’s recovery solutions. Competition also places pressure on Li-Cycle’s contract prices and gross margins, which presents it with significant challenges in its ability to maintain strong growth rates and acceptable gross margins. If Li-Cycle is unable to meet these competitive challenges, it could lose market share to its competitors and experience a material adverse impact to its business, financial condition and results of operations.
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
While Li-Cycle monitors its exposure to foreign-exchange rate fluctuations and may enter into hedging contracts from time to time, Li-Cycle does not currently have foreign-exchange hedging contracts in place. As a result, there can be no assurance that Li-Cycle’s approach to managing its exposure to foreign-exchange rate fluctuations will be effective in the future or that Li-Cycle will be able to enter into foreign-exchange hedging contracts as deemed necessary on satisfactory terms.
Unfavorable economic or geopolitical conditions, including disruptions in the global supply chain and inflation, could have a material adverse effect on Li-Cycle’s business, results of operations and financial condition.
Li-Cycle’s operations, costs and timelines may be affected by global economic or geopolitical conditions, including recessions, slow economic growth, economic and pricing instability, inflation levels, increase of interest rates and credit market volatility and adverse regulatory and policy changes, all of which could impact demand in the worldwide transportation industries or otherwise have a material adverse effect on Li-Cycle’s business, results of operations and financial condition. For example, Russia’s invasion of Ukraine and the war in the Middle East have and may continue to disrupt the global supply chain. Shortages, price increases and/or delays in shipments of supplies, equipment and raw materials have occurred and may continue to occur in the future which may result in increased operational or construction costs or operational or construction slowdowns. Increased tensions between the United States, China and their significant trading partners has and may continue to give rise to unexpected changes in regulatory requirements, tariffs and trade barriers, including policies targeting the flow of batteries and related materials, which may lead to challenges in managing Li-Cycle’s inventory and operations, as well as increased costs. In addition inflation can also adversely affect us by increasing the costs of labor, materials, and other costs required to manage and grow our business. This may affect our capital projects, including the Rochester Hub project, which could increase our capital costs, and our Spoke operations, which could reduce our profit margins and returns. In addition, inflation is often accompanied by higher interest rates. The potential impact of high interest rates and uncertainty regarding future rate increases, may increase uncertainty and volatility in the global financial markets. In addition, the possibility of high inflation and an extended economic downturn could reduce our ability to incur debt or access capital and adversely impact our business, results of operations and financial condition. If current global market and political conditions continue or worsen, Li-Cycle’s business, results of operations and financial condition could be materially adversely affected.
Changes to regulations and regulatory agencies to which Li-Cycle is subject could materially adversely affect its business
In January 2025, the current U.S. Administration began making changes to regulatory agencies to restructure federal agencies and spending, which potentially includes the DOE, which administers the DOE Loan Facility that Li-Cycle intends to use in the completion of its planned Rochester Hub. The scope and magnitude of these changes are potentially significant, and may result in unexpected changes in regulatory requirements, unanticipated changes regarding agency funding and availability of funds. There is limited visibility in the timing of potential future regulatory changes which may increase Li-Cycle’s cost of compliance and/or impair its ability to plan and execute critical business matters with those Departments. In addition, future changes to regulations or regulatory agencies could potentially affect Li-Cycle’s ability to draw on the DOE Loan Facility. Any of the above may adversely impact Li-Cycle’s business, financial condition, results of operations, and cash flows.
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
Not all countries offer the same types, standards for registrability or level of protection for the Company’s intellectual property as Canada and the United States, and Li-Cycle may not pursue the same intellectual property filings or obtain the intellectual property registrations of the same scope in all of its commercially-relevant markets. If and when Li-Cycle resumes expanding its international activities, its exposure to unauthorized copying and use of its technology and proprietary information will likely increase. Effective intellectual property protection may not be available to Li-Cycle in every country in which it operates. In addition, many countries limit the enforceability of patents against certain third parties, including government agencies or government contractors, or make patents subject to compulsory licenses to third parties under certain circumstances. In these countries, patents may provide limited or no benefit.
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
Li-Cycle has identified material weaknesses in its internal control over financial reporting. If its remediation of such material weaknesses is not effective, or if it fails to develop and maintain proper and effective internal control over financial reporting, its ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.
As of December 31, 2024, Li-Cycle’s management assessed the effectiveness of the Company’s internal control over financial reporting and concluded that the Company did not maintain effective internal control over financial reporting as of that date. Management has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024, and concluded that, as of that date, the Company’s disclosure controls and procedures were not effective, due to the material weaknesses in the Company’s internal control over financial reporting.
While we have taken steps to address these material weaknesses and expect to continue to implement a remediation plan to address the underlying causes, any gaps or deficiencies in our internal control over financial reporting may result in us being unable to provide required financial information in a timely and reliable manner and/or incorrectly reporting financial information. We have slowed certain aspects of the remediation plan, in view of resource constraints, including in relation to the Cash Preservation Plan. In addition, there can be no assurance that these measures will remediate the material weaknesses in our internal control over financial reporting or that additional material weaknesses in our internal control over financial reporting will not be identified in the future. For more information, see “Item 9A. Controls and Procedures”.
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
This choice of forum provision may limit a shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or shareholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our by-laws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations and financial condition.
We may issue additional common shares or other equity securities without shareholder approval, which would dilute the ownership interests of existing shareholders in the Company and may depress the market price of our common shares.
We may issue additional common shares or other equity securities in the future in connection with, among other things, capital raises, future acquisitions, repayment of outstanding indebtedness or grants under the Company’s 2021 Incentive Award Plan (the “Long-Term Incentive Plan”), without shareholder approval in a number of circumstances. We are currently actively exploring financing options and strategic alternatives. If we raise additional funds through further issuances of equity or convertible debt securities, our existing shareholders could suffer significant further dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common shares. Pursuant to the terms of the KSP Convertible Notes and the Glencore Convertible Notes, we may issue common shares upon conversion or redemption of the KSP Convertible Notes or the Glencore Convertible Notes, as applicable, upon exercise of the Glencore Warrants, or pursuant to any other term of the KSP Convertible Notes or the Glencore Convertible Notes, as applicable, including as a result of any of the PIK provisions of the KSP Convertible Notes or the Glencore Convertible Notes, as applicable. We may also issue common shares upon the exercise of the Warrants issued to investors as part of the Underwritten Offering.
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
•updates related to our planned capital projects, including further closures, pauses or slow downs;
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
The stock market in general has experienced price and volume fluctuations unrelated or disproportionate to the operating performance of the companies affected.
From March 1, 2024 to March 18, 2025, the market price of Li-Cycle’s common shares fluctuated from a high of $10.80 per share to a low of $0.16 per share after adjustment for the Share Consolidation. The market capitalization of Li-Cycle sharply declined following the announcement of the pause on the Rochester Hub project on October 23, 2023, and again following the release of Li-Cycle’s earnings report for the third quarter ended September 30, 2023, on November 13, 2023. These declines in the market price of our common shares have led to securities class action litigation against the Company. See also Note 17 (Commitments and contingencies) in the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K and the section titled “Item 3. Legal Proceedings". Regardless of the outcome, these suits could result in substantial cost to the Company, divert management’s attention and resources and harm our business, financial condition and results of operations.
Our executive officers and directors may have interests different than yours and may take actions with which you disagree.
Li-Cycle’s executive officers and directors have a significant stake in the Company and are likely to have influence over any critical decisions relating to Li-Cycle. Li-Cycle’s executive officers and directors collectively hold, directly or indirectly, approximately 7.54% of the Company’s outstanding common shares as of March 18, 2025. In particular, our co-founder, Ajay Kochhar, held approximately 7.04% of the Company’s outstanding common shares as of March 18, 2025. As a result, Mr. Kochhar is likely to continue to have a significant influence in determining any matters submitted to the shareholders for approval, and to have significant influence in the management and affairs of the Company. The interests of the executive officers and directors may differ from the interests of other shareholders of Li-Cycle due to various factors and as a result, our executive officers and directors may take actions with which you disagree or which are in conflict with your interests.
An active, liquid trading market for our common shares may not be sustained.
On February 26, 2025, the Company received written notice from the NYSE indicating that it had determined to commence proceedings to delist the Common Shares as a result of the Company being not in compliance with Section 802.01C of the NYSE Listed Company Manual because the average closing price of the Common Shares was less than $1.00 over a consecutive 30 trading-day period and the Company had effected a reverse stock split over the prior one-year period. Trading in the Common Shares on the NYSE was suspended immediately after market close on February 26, 2025. On February 27, 2025, our common shares began trading in the over-the-counter markets on the OTCQX tier of the OTC Markets, under the symbol “LICYF”. The over-the-counter markets, including the OTCQX, are not stock exchanges and trading of securities on the OTCQX is more limited than on the NYSE. Quotation on the over-the-counter markets may result in a less liquid market available for existing and potential security holders to trade our common shares and could depress the trading price of our common shares. We cannot assure you that an active public market for our common shares will be sustained in the future. If an active market for our common shares is not sustained, then the price may decline. These factors may result in investors having difficulty reselling any of our common shares. Further, an inactive trading market may also impair our ability to raise capital by selling our securities, to attract and motivate employees through equity incentive awards, or to acquire other companies, products, or technologies by using our securities as consideration.
As of January 1, 2024, we are no longer reporting to the SEC as a “foreign private issuer” and we are required to comply with the provisions of the Exchange Act, applicable to “U.S. domestic issuers”, and filing under U.S.GAAP, which will continue to require us to incur significant expense and expend time and resources.
As of June 30, 2023, we determined that we no longer qualify as a "foreign private issuer" as such term is defined in Rule 405 under the Securities Act. As a result, as of January 1, 2024, we are no longer eligible to use the rules and forms designated for foreign private issuers and we are considered a U.S. domestic issuer. We are now required to file periodic and current reports and registration statements on U.S. domestic issuer forms with the SEC, which are generally more detailed and extensive than the forms available to a foreign private issuer. In addition, we are required to comply with U.S. proxy requirements and Regulation FD (Fair Disclosure) and our officers, directors and principal shareholders are subject to the beneficial ownership reporting and short-swing profit recovery requirements in Section 16 of the Exchange Act. We are also no longer eligible to rely upon exemptions from corporate governance requirements that are available to foreign private issuers or to benefit from other accommodations for foreign private issuers under the rules of the SEC, which may involve additional costs. As a result of our transition to being a “U.S. domestic issuer”, we were required to restate our financial statements for past periods from IFRS to U.S. GAAP, and implement additional corporate governance and public disclosure processes, which in turn have increased our legal and financial compliance costs and the amount of management attention that must be devoted to compliance matters.
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
We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), which requires, among other things, that we evaluate annually the effectiveness of our internal control over financial reporting. Section 404(a) of the Sarbanes-Oxley Act requires management to assess and report annually on the effectiveness of internal control over financial reporting and to identify any material weaknesses in internal control over financial reporting.
We have identified material weaknesses in our internal control over financial reporting as discussed in greater detail in the sections titled “Item 1A. Risk Factors — Risks Relating to Li-Cycle’s Business — Li-Cycle has identified material weaknesses in its internal control over financial reporting. If its remediation of such material weaknesses is not effective, or if it fails to develop and maintain a proper and effective internal control over financial reporting, its ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired” and “Item 9A. Controls and Procedures”.
If we continue to identify, or are unable to remediate existing, deficiencies in our internal control over financial reporting or if we are unable to comply with the requirements applicable to us as a public company in a timely manner, we may be unable to accurately report our financial results, or report them within the timeframes required by the SEC. If this occurs, we also could become subject to sanctions or investigations by the SEC or other regulatory authorities.
Our management may not be able to effectively or on a timely basis implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that are applicable to the Company, including under Section 404 of the Sarbanes-Oxley Act, including because of attrition and the impact of the workforce reductions and any additional steps that we may take to right-size and right-shape our organization based on our go-forward strategic objectives and the Cash Preservation Plan, including with respect to corporate positions, specifically in accounting. In addition, if we are unable to assert that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets and our share price may be materially adversely affected.
We expect to continue to incur costs related to our internal control over financial reporting in the upcoming years to further improve our internal control environment.
The issuance of our common shares in connection with the conversion of the KSP Convertible Notes and/or the Glencore Convertible Notes would cause substantial dilution, and could materially affect the trading price of our common shares and your interests and any future financings may cause further dilution.
As of December 31, 2024, there was an aggregate principal amount of $133.7 million outstanding under the KSP Convertible Notes, $124.1 million outstanding under the First A&R Glencore Note, $121.8 million outstanding under the Second A&R Glencore Note and $81.6 million outstanding under the Glencore Senior Secured Convertible Note.
To the extent the holders of the KSP Convertible Notes or the Glencore Convertible Notes, as applicable, convert any of their convertible notes into our common shares, substantial amounts of our common shares will be issued. In addition, under the terms of the First A&R Glencore Note, on the First Modification Date (as defined therein), which occurred on December 9, 2024, the conversion price was adjusted to $3.03. The terms of the KSP Convertible Notes and the Glencore Convertible Notes contain anti-dilution adjustments that could be triggered by the future issuance of common shares or instruments convertible into or exchangeable for common shares, including as a result of the Underwritten Offering. Any such adjustments could significantly increase the number of common shares issuable upon conversion of the KSP Convertible Notes and/or the Glencore Convertible Notes. Any issuances of our common shares upon conversion of any of the KSP Convertible Notes and/or the Glencore Convertible Notes could result in substantial decreases to our share price and dilution to our existing shareholders.
Conversion of the Glencore Convertible Notes may result in a change of control of the Company. As of December 31, 2024, Glencore’s beneficial ownership of the Company on a pro forma fully-diluted basis was approximately 67.26%. As a result, Glencore may be able to exert significant voting influence on votes requiring shareholder approval and may take actions with which you disagree or which are in conflict with your interests. Furthermore, if Glencore is an investor in any future financing, it may result in Glencore acquiring additional beneficial ownership of the issued and outstanding common shares on an actual or as-converted basis. Any concentration of share ownership may also have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combinations, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other shareholders. This concentration of share ownership may not be in the best interests of all of our shareholders. In addition, on March 25, 2024, in connection with the closing of the Glencore Senior Secured Convertible Note, the Company entered into a governance letter agreement ( the "Governance Letter Agreement") with Glencore Ltd., Glencore Canada Corporation and Glencore, in which it granted Glencore the right to nominate two additional directors (the “Glencore Nominees”) to the Board, for a total of three nominees. We cannot assure you that any of the governance protections Glencore committed to in the Governance Letter Agreement, including the standstill provisions, among others, would remain in place following any such future financing, which loss of governance protections may further affect your interests and shareholder rights.
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
We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business and do not intend to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our Board and will depend on our financial condition, results of operations, capital requirements and future agreements and financing instruments, business prospects and such other factors as our Board deems relevant. As a result, a shareholder’s ability to achieve a return on their investment in our common shares will depend solely on appreciation in the price of our common shares.

Our inability to meet expectations and projections in any research or reports published by securities or industry analysts, or a lack of coverage by securities or industry analysts, could result in a depressed market price and limited liquidity for its shares.
The trading market for our common shares may be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. If securities or industry analysts do not cover the Company, our share price would likely be lower than if we had such coverage, and the liquidity, or trading volume, of our common shares may be limited, making it more difficult for a shareholder to sell common shares at an acceptable price or amount. If securities or industry analysts do cover the Company, their projections may vary widely and may not accurately predict the results we actually achieve. Our share price may decline if our actual results do not match the projections of analysts covering the Company. Similarly, if one or more of the analysts who write reports on the Company downgrades our common shares or publishes inaccurate or unfavorable research about our business, our share price could decline. Some of our analysts have ceased to cover the Company or publish reports. If in the future, traditional analysts cease coverage of the Company or fail to publish reports on it regularly, our share price or trading volume could decline.
We may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and share price, which could cause you to lose some or all of your investment.
We may be forced to write down or write off assets, restructure our operations, or incur impairment or other charges that could result in losses. Unexpected risks may arise and previously known risks may materialize. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we may report charges of this nature could contribute to negative market perceptions about the Company or our securities. In addition, charges of this nature may cause us to be unable to obtain future financing on favorable terms or at all.
We may not be able to repurchase the Warrants upon a Fundamental Transaction, or make other cash payments that may be required under the Warrants.
Upon the occurrence of a Fundamental Transaction (as defined in the Warrants), holders of Warrants may require us to purchase their Warrants for an amount of cash equal to the Black-Scholes value of the remaining unexercised portion of their Warrants on the date of the consummation of such Fundamental Transaction. The occurrence of a change of control under the terms of certain of our existing indebtedness, including the KSP Convertible Notes and the Glencore Convertible Notes, obligates us to redeem such indebtedness at a specified price. In addition, indebtedness that we incur in the future may include similar provisions. The source of funds for any repurchase of Warrants and the redemption or other repurchase of our other indebtedness would be our available cash or cash generated from our subsidiaries’ operations or other sources, including borrowings, sales of assets or sales of equity. We may not be able to repurchase the Warrants upon a Fundamental Transaction because we may not have sufficient financial resources to purchase the Warrants that holders submit for repurchase or to repurchase and repay any other indebtedness that is required to be redeemed or may otherwise become due. We may require additional financing from third parties to fund payments due upon repurchase of our indebtedness and/or the Warrants, and we may be unable to obtain such financing on satisfactory terms or at all.
In addition, the terms of our current indebtedness limits, and our future indebtedness may limit, our ability to (i) repurchase the Warrants upon the occurrence of a Fundamental Transaction, (ii) from paying the consideration in the form otherwise due to holders of the Warrants upon exercise of their Warrants following a Fundamental Transaction, which would otherwise cause the Warrants to be exercisable for common shares of the successor or acquiring corporation or of the Company, if it is the surviving corporation, and if applicable any additional consideration receivable as a result of the Fundamental Transaction, or (iii) from paying cash to holders of the Warrants if we ever make cash distributions to holders of our common shares. In addition, while we have entered into a consent and waiver with the holder of the Glencore Convertible Notes in connection with the Underwritten Offering, the repurchase of the Warrants upon the occurrence of a Fundamental Transaction and the payment of consideration to the holders of the Warrants upon exercise of their Warrants following a Fundamental Transaction is only permitted to the extent that the Company shall have complied with its obligations to redeem the Glencore Convertible Notes in accordance with their terms in connection with such Fundamental Transaction prior to the Company redeeming any Warrants or paying consideration in connection with the Fundamental Transaction to holders of the Warrants. There can be no assurance that we will be successful in obtaining any similar waivers or amendments should the terms of any of our other current or future indebtedness conflict with our obligations under the Warrants.

Provisions of the Warrants could discourage an acquisition of us by a third-party.
Certain provisions of the Warrants could make it more difficult or expensive for a third-party to acquire us. Among other things, the Warrants require any successor entity in a Fundamental Transaction to assume in writing the obligations of the Company under the Warrants. Upon the occurrence of a Fundamental Transaction (as defined in the Warrants), holders of the Warrants may require us to purchase their Warrants for an amount of cash equal to the Black-Scholes value of the remaining unexercised portion of their Warrants on the date of the consummation of such Fundamental Transaction. These and other provisions of the Warrants could prevent or deter a third-party from acquiring us even where the acquisition could be beneficial to you.
We could be or may become a passive foreign investment company, which could result in materially adverse U.S. federal income tax consequences.
It is possible that we could be classified as a “passive foreign investment company” or “PFIC” for U.S. federal income tax purposes, which could have materially adverse U.S. tax consequences for U.S. persons holding the Company’s common shares. Although we were not a PFIC for our taxable year ended December 31, 2024, and do not expect to be classified as a PFIC for the current taxable year or any taxable year in the foreseeable future, whether the Company is a PFIC is a factual determination made annually, and the Company’s status will depend among other things upon changes in the composition and relative value of its gross receipts and assets. Accordingly, no assurance can be given that we will not be classified as a PFIC for our current taxable year ending December 31, 2025, or in any future taxable year.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY

Information Security Risk Management and Strategy
The Company is committed to developing robust governance and oversight of cybersecurity risks and to implementing processes, controls and technologies designed to help assess, identify, and manage material risks. As described further in “—Information and Security and Governance Oversight” below, the Vice President of IT is responsible for Li-Cycle’s information security program and as part of its broader risk oversight, while the Board of Directors of the Company oversees risks from information security threats both directly and through the Audit Committee of the Board of Directors of the Company. Our information technology (“IT”), infrastructure, applications, and networks are susceptible to potential impacts due to the escalating sophistication and frequency of cyber-attacks and security incidents. Breaches in our technology systems, whether from circumventing security measures, denial-of-service attacks, hacking, phishing, computer viruses, ransomware, malware, employee errors, malfeasance, social engineering, vendor software supply chain compromises, physical breaches, or other actions, have the potential to compromise the confidentiality, availability, and integrity of crucial information. Such incidents may cause interruptions or malfunctions in our manufacturing systems, applications, and data processing, thereby disrupting other business operations. Additionally, critical information associated with our business operations is managed by some of our third-party vendors.
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
For instance, we utilize our existing information security measures to oversee operational landscapes, address suspicious events, and generate necessary reports shared during our monthly meetings. Additionally, as deemed necessary, we request third-party service providers to furnish System and Organization Controls (“SOC”) reports. Simultaneously, we are in the process of revising and formulating new IT policies, standards, and procedures in harmony with certain measures from the National Institute of Standards and Technology Cybersecurity framework and security requirements that may be applicable under privacy law, such as the General Data Protection Regulation (GDPR).
In 2024, we continued to mature our enterprise-wide communication initiative, focusing on cyber threats. This ongoing effort educates employees on recognizing and responding to potential cyber threats effectively, while continuously exploring new ways to engage and inform stakeholders about evolving threats. It serves as a reminder of the critical role each individual plays in safeguarding our organization's security.
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
Information Security and Governance Oversight
The Vice President of IT is responsible for Li-Cycle's information security program. In this capacity, the executive oversees the enterprise-wide cybersecurity strategy, ensuring the development of policies and standards, the implementation of processes, and the management of architectural elements. The Vice President of IT is responsible for assessing and managing material risks from cybersecurity threats, and is supported in delivering this function with a dedicated internal IT team. The Vice President of IT has over nine years of leadership experience as a Chief Information Officer and Chief Technology Officer, with experience overseeing information security, risk management, and compliance functions.
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
ITEM 2. PROPERTIES
Our corporate and engineering offices are located in leased space in Toronto, Ontario; Birmingham, Alabama; and Baar, Switzerland.
Our Spokes are operated in leased industrial space in Gilbert, Arizona; Tuscaloosa, Alabama; Magdeburg, Germany, and Rochester, New York, and each Spoke has a related warehouse facility located either onsite or (where required by applicable laws) in a separate location. We are seeking to sublease or terminate the leases associated with certain Spoke operations and project properties that have been closed or indefinitely postponed, including in Kingston, Ontario and Moss, Norway.
Our Rochester Hub project includes several industrial buildings located on an approximately 49-acre parcel of land that is leased under a long-term ground lease (the “Hub Ground Lease”). We own these buildings and treat them as fixed assets under construction. The leased land is treated as an operating lease right-of-use asset. The term of the Hub Ground Lease continues for an initial term of 20 years to March 31, 2042, with rights of renewal to extend the lease term to March 31, 2071. We have entered into a lease and lease-back arrangement with the County of Monroe Industrial Development Agency (“COMIDA”), which is cash-neutral and enables us to receive certain local property tax incentives as lessee. Certain contractors, subcontractors, consultants and suppliers (together, the “lienors”) have filed purported mechanic’s liens against our Rochester Hub property, under New York Lien Law, given alleged delays in making payments to those lienors. See the section titled “Item 3. Legal Proceedings” for additional details.
Our Rochester Hub warehouse and administrative building is located on an approximately 24-acre parcel of land leased under a long-term ground sublease agreement (the “A&R Ground Sublease”). We own this building and treat it as a fixed asset. The leased land is treated as an operating lease right of use asset. The A&R Ground Sublease extends for an initial term of 25 years to March 31, 2049, with rights of renewal to extend the lease term to March 31, 2071. Under the A&R Ground Sublease, HubCo has agreed to pay the balance of the unpaid construction costs for the Warehouse (being $5.1 million, the “Unpaid Construction Costs”) to the landlord on or before March 1, 2026. The landlord’s lien covering the Unpaid Construction Costs will be discharged only upon payment in full by HubCo of the Unpaid Construction Costs. In the event that the Unpaid Construction Costs are not paid by March 1, 2026, the Warehouse Landlord may elect to terminate the A&R Ground Sublease, take possession of the building and seek termination damages, provided that in the event that the Company voluntarily surrenders the building to the landlord free and clear of all liens and encumbrances and in good condition, the landlord will waive any termination damages otherwise due to the landlord.
ITEM 3. LEGAL PROCEEDINGS
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
On November 27, 2023, a putative Ontario securities class action claim was filed in the Ontario Superior Court of Justice against the Company and its CEO. The claim was amended on February 8, 2024, again on May 6, 2024, and once more on August 26, 2024 as a result of the defendants' settled motion (described below). The claim is on behalf of a proposed class of purchasers of the Company’s common shares who acquired their shares during the period from February 27, 2023 through November 10, 2023. The claim, which is captioned as Wyshynski v. Li-Cycle Holdings Corp. et al., Court File No. CV-23-00710373-00CP, alleges common law secondary market misrepresentations. It also seeks an oppression remedy under s. 248 of the Ontario Business Corporations Act, based primarily on allegations of misconduct of senior management. The Wyshynski claim alleges that the Company’s public disclosures through the class period contained misrepresentations because they omitted material facts regarding the cost of the Rochester Hub project and the availability of financing. The Wyshynski claim alleges that the purported misrepresentations were publicly corrected on (i) October 23, 2023, when the Company announced that it would pause construction on the Rochester Hub project; and (ii) November 13, 2023, with the release of the Company’s Q3 2023 earnings report. The putative class includes all Canadian resident beneficial owners who acquired Li-Cycle common shares during the class period and who held some or all of those common shares until after the release of at least one of the alleged corrective disclosures. The claim seeks compensatory damages and an award of costs, along with the appointment of a third party monitor. On April 5, 2024, the defendants moved to stay the action on the basis that New York is the more appropriate forum for the litigation. The defendants agreed to settle the motion on August 1, 2024, in exchange for certain concessions from the plaintiff which resulted in narrowing of the claims and the proposed class. The plaintiff agreed to abandon their claims under the Ontario Securities Act and constrain the class to only the Canadian resident beneficial owners of the Company's shares. On November 15, 2024, the court ordered a timetable for the exchange of pleadings and a determination of the plaintiff’s motion to certify their claim as a class action under the Ontario Class Proceedings Act. The certification motion is not scheduled to proceed to a hearing until early 2026. In view of the uncertainties inherent in litigation, we do not express a judgment as to the outcome of this litigation.
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
Subrogation Liability Claim
On or around January 2, 2024, the Company received a notice of a subrogation liability claim by an insurance company on behalf of one of the other tenants of the New York Spoke’s warehouse. The claim relates to a small fire which occurred at the building on December 23, 2023, involving lithium-ion batteries being stored at the warehouse. The claimant claims that the fire caused property damage valued at approximately $2.7 million. The Company’s general liability insurer is providing coverage for this claim, including defense of the claim.
Dispute with MasTec, its Subcontractors and other Contractors Regarding Rochester Hub Construction Contract
On April 9, 2024, MasTec Industrial Corp. (“MasTec”) commenced (i) arbitration proceedings against the Company’s subsidiary, Li-Cycle North America Hub, Inc., under the terms of the construction contract for the Rochester Hub project, and (ii) a mechanic’s lien foreclosure action in the Supreme Court, County of Monroe, New York. Several project participants, both subcontractors to MasTec and those in direct contract with Li-Cycle North America Hub, Inc., asserted cross-claims against Li-Cycle North America Hub, Inc. to foreclose their mechanic’s liens for amounts claimed to be owed. The arbitration proceedings are being conducted with the American Arbitration Association and seek recovery of $48.7 million allegedly due under the construction contract for the Rochester Hub project, plus interest, fees, costs and expenses. The Company is defending its interests and has made certain counter-claims against MasTec in the arbitration proceedings. Amounts owed to MasTec, if any, are expected to be determined in the arbitration. Additionally, on July 22, 2024, MasTec North America Inc. (an affiliate of MasTec) commenced a separate foreclosure action on behalf of several subcontractors from whom it has taken assignments. Li-Cycle North America Hub, Inc. has filed a motion to (a) stay the foreclosure actions; and (b) consolidate the MasTec North America Inc. foreclosure action with the foreclosure action commenced by MasTec, which was granted on March 17, 2025. For reporting purposes, the amount claimed in the arbitration proceedings has been reflected in the Company’s accounts payable. No reductions or set-offs have been made in relation to the Company’s counter-claims.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common shares are currently traded on the OTCQX® Best Market tier of the OTC Markets under the symbol “LICYF”. Prior to February 27, 2025, our common share were listed on the New York Stock Exchange.
Holders
As of March 18, 2025, there were 23 registered holders of record of our common shares. Such numbers do not include beneficial owners holding our securities through nominee names.
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
Taxation
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
The common shares are not currently listed on a “designated stock exchange”, as defined in the Income Tax Act. At the time of disposition, the common shares generally will not constitute taxable Canadian property of a Non-Canadian Holder at that time unless, at any time during the 60 month period immediately preceding the disposition more than 50% of the fair market value of the common shares was derived directly or indirectly from one or any combination of (a) real or immovable property situated in Canada, (b) “Canadian resource property” (as defined in the Tax Act), (c) “timber resource property” (as defined in the Tax Act), or (d) an option in respect of, an interest in, or for civil law rights in, property described in any of (a) through (c), whether or not such property exists.
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
KSP Convertible Notes
On September 29, 2021, the Company issued the KSP Convertible Note to Spring Creek Capital, LLC (an affiliate of Koch Strategic Platforms, LLC, being a subsidiary of Koch Investments Group) for a principal amount of $100.0 million. Interest on the KSP Convertible Note is payable semi-annually, and Li-Cycle is permitted to pay interest on the KSP Convertible Note in cash or by payment in-kind (“PIK”), at its election. The PIK election results in the issuance of a new note under the same terms as the KSP Convertible Note, issued in lieu of interest payments with an issuance date on the applicable interest date. The Company has elected to pay interest by PIK since the first interest payment date on the

KSP Convertible Note of December 31, 2021. The KSP Convertible Note and the PIK notes issued thereunder are referred to collectively as the “KSP Convertible Notes”, and as at December 31, 2024, comprised the following:

Note	Date Issued	Amount Issued
Initial KSP Note	September 29, 2021	$100.0
PIK Note	December 31, 2021	1.8
PIK Note	June 30, 2022	4.1
PIK Note	December 31, 2022	4.3
PIK Note	June 30, 2023	4.4
PIK Note	December 31, 2023	4.7
PIK Note	June 30, 2024	7.2
PIK Note	December 31. 2024	7.2
Total		$133.7
On May 1, 2022, Spring Creek Capital, LLC assigned the KSP Convertible Note and the PIK note outstanding at that time to an affiliate, Wood River Capital, LLC. The principal and accrued interest owing under the KSP Convertible Notes may be converted at any time by the holder into the Company’s common shares at a conversion price per share equal to $101.59 as at December 31, 2024, subject to adjustments (the “Conversion Price”). If the closing price per share of the Company’s common shares is above a certain price for 20 consecutive trading days, then the Company may elect to convert the principal and accrued interest owing under the KSP Convertible Notes, plus a make-whole amount equal to the undiscounted interest payments that would have otherwise been payable through maturity (the “Make-Whole Amount”) into the Company’s common shares at the Conversion Price.
For more information about the KSP Convertible Notes, see Note 13 (Convertible debt) to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
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
Glencore Convertible Notes
On May 31, 2022, the Company issued the Glencore Unsecured Convertible Note for a principal amount of $200.0 million to an affiliate of Glencore plc and, on March 25, 2024, the Company amended and restated the Glencore Unsecured Convertible Note into two tranches, being the First A&R Glencore Note and the Second A&R Glencore Note. The A&R Glencore Convertible Notes were further amended and restated on January 31, 2025. Interest on the A&R Glencore Convertible Notes is payable on a semi-annual basis, either in cash or by PIK, at the Company’s option. The Company has elected to pay interest by PIK since the first interest payment on the Glencore Unsecured Convertible Note on November 30, 2022. The principal and accrued interest owing under the First A&R Glencore Note may be converted at any time by the holder into the Company’s common shares at a per share price equal to $3.03 as at December 31, 2024, subject to adjustments. The principal and accrued interest owing under the Second A&R Glencore Note may be converted at any time by the holder into the Company’s common shares at a per share price equal to $75.31 as at December 31, 2024, subject to adjustments.
On March 25, 2024, the Company issued the Glencore Senior Secured Convertible Note for a principal amount of $75.0 million to Glencore Canada Corporation and, on January 31, 2025, the Company amended and restated the Glencore Senior Secured Convertible Note. Interest on the Glencore Senior Secured Convertible Note is payable on a semi-annual basis, either in cash or by PIK, at the Company’s option. The Company has elected to pay interest by PIK since the first interest payment on the Glencore Senior Secured Convertible Note on December 31, 2024. The principal and accrued interest owing under the Glencore Senior Secured Convertible Note may be converted at any time by the holder into the Company’s common shares at a per share price equal to $4.09 as at December 31, 2024, subject to adjustments.

The First A&R Glencore Note, the Second A&R Glencore Note and the Glencore Senior Secured Convertible Note are referred to collectively as the “Glencore Convertible Notes”, and as at December 31, 2024, comprised the following:

Note	Date Issued	Amount Issued
First A&R Glencore Note	March 25, 2024	$116.6
Second A&R Glencore Note	March 25, 2024	114.6
Senior Secured Convertible Glencore Note	March 25, 2024	75.0
PIK	December 31, 2024	21.2
Total		$327.4
For more information about the Glencore Convertible Notes, see Note 13 (Convertible debt) to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
Repurchases of Equity Securities by the Issuer and Affiliated Purchasers
There were no issuer repurchases of equity securities for the year ended December 31, 2024.
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition and results of operations (“MD&A”) should be read together with the annual Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K (the “Consolidated Financial Statements”). All per share amounts, common shares outstanding and stock-based compensation amounts for all periods reflect the effect of our Share Consolidation.
In addition to historical financial information, this MD&A contains forward-looking statements based upon current expectations about the Company's financial condition, results of operations, and industry that involve risks, uncertainties and assumptions. For more information about forward-looking statements, refer to the section in this Annual Report on Form 10-K titled “Cautionary Note Regarding Forward-Looking Statements”. Actual results and timing of selected events may differ materially from those anticipated by these forward-looking statements as a result of various factors, including those set forth in the section of this Annual Report on Form 10-K titled “Item 1A. Risk Factors”, and elsewhere in this Annual Report on Form 10-K. The risk factors in this Annual Report on Form 10-K in the section titled “Item 1A. Risk Factors” should be carefully read to gain an understanding of the important factors that could cause actual results to differ materially from the Company's forward-looking statements.
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
Company Overview
Li-Cycle (OTCQX: LICYF) is a leading global LIB resource recovery company. Established in 2016, and with major customers and partners around the world, Li-Cycle's mission is to recover critical battery-grade materials to create a domestic closed-loop battery supply chain for a clean energy future. The Company leverages its innovative, sustainable and patent-protected Spoke & Hub Technologies TM to recycle all different types of lithium-ion batteries. At its Spokes, or pre-processing facilities, Li-Cycle recycles manufacturing scrap and end-of-life batteries to produce black mass, a powder-like substance which contains a number of valuable metals, including lithium, nickel and cobalt. At its future Hubs, or post-processing facilities, Li-Cycle plans to process black mass to produce critical battery-grade materials, including lithium-carbonate, for the lithium-ion battery supply chain. At its Spokes, the Company produces certain other products analogous to black mass that have a similar metal content, and, as a result, the Company tracks its production using a unit of measure called Black Mass & Equivalents or BM&E.
As at December 31, 2024, Li-Cycle had three operational Generation 3 Spokes in North America and Europe, which were located in Gilbert, Arizona (the “Arizona Spoke”), Tuscaloosa, Alabama (the “Alabama Spoke”), and Magdeburg, Germany (the “Germany Spoke”).
We continue to focus on reviewing critical projects, executing against our Cash Preservation Plan and advancing funding opportunities.
In 2024, we recycled 9,113 tonnes of battery material consisting of full packs, manufacturing scrap and other battery types, produced 5,385 tonnes of BM&E and sold 5,919 tonnes of BM&E. Through our recycling services, we helped 13 prominent EV manufacturers and 15 key battery cell and material producers fulfill their commitments to responsibly dispose of their battery waste.
In 2024, we recognized total revenues of $28.0 million, representing an increase of $9.7 million, compared to the prior year. In 2024, our net loss attributable to shareholders was $137.7 million, representing a decrease of $0.3 million, compared to the prior year.
We have been evaluating the development of our first planned commercial scale Hub in Rochester, New York (the "Rochester Hub"). We have completed our technical review of the MHP scope for the Rochester Hub project and expect annual production of up to approximately 8,250 tonnes of lithium carbonate and up to approximately 72,000 tonnes of MHP. We continue to implement our Spoke optimization initiatives, which we believe will improve cash flows from our

Generation 3 Spokes in Arizona, Alabama and Germany, to establish a self-sufficient and financially accretive Spoke business.
We ended 2024 with $22.6 million in cash and cash equivalents, representing a decrease of $48.0 million from the end of 2023 and a decrease of $9.6 million compared to September 30, 2024. Our cash outflows from operating activities in 2024 and 2023 were $106.4 million and $99.8 million, respectively, representing an increase of $6.6 million. Capital expenditures amounted to $23.9 million in 2024, compared to $334.9 million in 2023, representing a decrease of $311.0 million. Capital expenditures have declined since we paused construction of the Rochester Hub and other development projects. We expect to continue to incur reduced capital expenditures until the restart of Rochester Hub construction. We expect to recommence construction on the Rochester Hub after securing additional financing toward the cost to complete the project, which is currently estimated at $483.3 million.
Management Priorities, Challenges and Business Outlook
Market Update - EV and Battery Material Demand and Feedstock Availability
The trends in the geographical markets in which we operate present the Company with opportunities and challenges. Our estimates, informed by available market data and our views, of the long-term demand for EVs remains robust in North America and Europe, with an expected approximately 23% compound annual growth rate in the number of vehicles forecasted to be sold between 2025 and 2030, based on an estimated 5.2 million vehicles in 2025 versus an estimated 14.9 million vehicles in 2030. However, current macroeconomic and industry trends (e.g., inflationary pressures) have reduced project commitments to build EV-related supply chains in North America and Europe. Notwithstanding the current challenging global economic environment, the long-term demand for EVs remains strong.
Our operational activities and product revenue are influenced by the commodity prices for nickel and cobalt. Both nickel and cobalt have experienced recent pricing softness, broadly driven by macroeconomic uncertainties, seasonal patterns and reduced supply-side pressures. Based on observable trends and industry data, we forecast a potential tightening of supply relative to demand in 2025. In addition to pricing for nickel and cobalt, lithium pricing is pertinent to the potential revenue from the Rochester Hub. During 2024, lithium had a surplus of available production relative to perceived market demand. We believe there has been a reduction in project commitments relating to lithium production outside of China, which is likely to contribute to a forecasted tightening of the balance of the available output relative to demand in 2025.
Considering the dynamics of planned LIB production in North America and Europe, we expect to continue to see significant growth in the amount of LIB materials available for recycling. We estimate that between 2025 and 2027, the potential amount of LIB materials available for recycling in North America and Europe could grow at a compound annual growth rate of approximately 30% . This potential growth in the available feedstock is expected to primarily be driven by manufacturing scrap, alongside further growth in EV batteries, BESS and consumer electronic batteries available for recycling. By comparison, we believe the level of post-processing capacity (i.e., capacity for the processing of black mass) in North America and Europe in 2025 may be substantially lower than the amount of black mass available in those regions. These forecasts illustrate that a significant deficit of post-processing capacity for black mass is currently expected in the medium term in North America and Europe. Additionally, we see potential for continued strong support for the localization of the battery supply chain, including post-processing of black mass (as is planned at Li-Cycle’s Rochester Hub and the Planned Portovesme Hub) due to customer and regulatory drivers. These market and demand considerations continue to underpin the long-term proposition for the Rochester Hub.
Rochester Hub Project Review
We have completed our technical review of the MHP scope for the Rochester Hub and confirmed the technical viability of the MHP scope through an internal study that allows the project to proceed on a schedule aligned with our current expectations regarding the timing and evolution of the battery recycling and EV markets, subject to obtaining required permits, regulatory approvals, if needed, and additional financing. As previously communicated, we have also advanced the go-forward execution plan for the Rochester Hub and refined cost estimates with the local market as part of the evaluation of the project’s total cost estimate. We are continuing to refine our detailed project plan and financing strategy in line with the MHP scope. We will require significant additional funding before restarting the Rochester Hub project, on the basis of the MHP scope or otherwise.
Our estimated project cost for the Rochester Hub project, being approximately $960.2 million for the MHP scope, remains the same as prior year, and excludes costs for project commissioning, ramp-up, working capital or financing. Our current estimate of cost to complete (“CTC”) is approximately $483.3 million, including $89.7 million of costs incurred but not yet paid related to the Rochester Hub project as of December 31, 2024. If in the future we decide to shift to a project scope that includes the production of nickel sulphate and cobalt sulphate, or any other changes to the MHP scope, then the estimated project costs would be higher.
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
Certain contractors, subcontractors, consultants and suppliers (together, the “lienors”) have filed purported mechanic’s liens against our interests in certain properties in New York State, under New York Lien Law, given alleged delays in making payments to those lienors. See the section titled “Item 3. Legal Proceedings” for additional details.
Cash Preservation Plan
In 2024, we continued to action our Cash Preservation Plan, announced in November 2023. Among other things, we commenced closure activities at the Ontario Spoke, curtailed operations at the New York Spoke and reduced expenditures at our other operating Spokes, as we continued to review the timing and BM&E needs of the Rochester Hub. The Ontario Spoke is expected to complete its closure activities in 2025.
On March 25, 2024, we made the strategic decision to transition from a regional management structure to a centralized model, which resulted in certain leadership changes, which are anticipated to generate approximately $10.0 million of annualized savings in payroll and benefits. Effective as of March 26, 2024, Debbie Simpson ceased serving as the Chief Financial Officer of the Company, Richard Storrie ceased serving as the Company’s Regional President, EMEA, and Tim Johnston ceased serving as the Company’s Executive Chair and transitioned to the role of interim non-executive Chair of the Company’s Board, which he held until May 31, 2024, after which he ceased serving on the Board and as an employee. Conor Spollen was appointed as the Chief Operating Officer of the Company, Dawei Li was appointed as the Chief Commercial Officer of the Company, and Craig Cunningham was appointed as the interim Chief Financial Officer and was later appointed to the role of Chief Financial Officer of the Company, effective July 20, 2024. In conjunction with the Cash Preservation Plan at various times throughout 2024, other non-executive senior and middle management roles were eliminated.
Consistent with previous disclosures, we continue to re-evaluate our strategy for bringing on additional Spoke and Hub capacity, as well as our strategy for our Spoke and Hub network, specifically:
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
•France Spoke (Paused indefinitely): The Company had expected to start constructing the France Spoke in 2023 and to commence operations in 2024. We have terminated our lease in Harnes, France.
•Norway Spoke (Paused indefinitely): We paused the Norway Spoke project in 2023 and in 2024 we agreed with the landlord on an exit strategy which will allow us to sublease the property. We expect to continue to incur costs associated with the lease until such time as a sublease has been completed or we have otherwise exited the lease.
•New Ontario Spoke (Paused indefinitely): The Company had planned on replacing the existing Ontario Spoke in 2023 with an expanded Generation 3 Spoke and warehouse facility. The Ontario Spoke paused operations in 2023, commenced closure activities in 2024 and is expected to complete closure activities in 2025. The replacement plans for a new/replacement Spoke have been postponed indefinitely as part of the go-forward strategy.
•New York Spoke (Operations Curtailed): Operations have been curtailed in alignment with the Company's Spoke optimization plan and focus on Generation 3 Spokes.
•Other Spoke Development Projects (Paused Indefinitely): The Company had previously disclosed that it was undertaking a site selection process for a potential new Spoke in Hungary. These plans have been postponed indefinitely as part of the go-forward strategy.
•Planned Portovesme Hub Project: The Planned Portovesme Hub would repurpose part of an existing Glencore metallurgical complex in Portovesme, Italy, as new Hub facility to produce critical battery grade materials, which would enable what we expect would be a cost-efficient and expedited development plan. Work on the definitive feasibility study had been paused until December 2024, when Li-Cycle and Glencore announced that they had resumed their collaboration to assess technical and economic viability of the Planned Portovesme Hub, including a concept and pre-feasibility study. Glencore is expected to lead and fund the pre-feasibility study, with Li-Cycle providing technical support.
Liquidity and Financing Initiatives
We have incurred net negative operating cash flow since inception and we expect to continue to generate net negative operating cash flow prior to completing, commissioning and operating the currently paused Rochester Hub project. Our liquidity sources include our existing cash and cash equivalents, debt, grants, and other receivables.
Notwithstanding the potential impacts of the Cash Preservation Plan and other cost reducing activities, we require material funds to support our operations and continue our business. Accordingly, without additional financing in the near term, we will not have adequate liquidity during the 12-month period following December 31, 2024, casting substantial doubt about the Company’s ability to continue as a going concern.
We are actively exploring financing options that will address the Company’s immediate liquidity needs. For further discussion, refer to the sections “—Liquidity and Capital Resources” below.
On November 7, 2024, we entered into the LARA and the Financing Documents (as defined in the LARA) related thereto (collectively, the “DOE Loan Facility”), providing for a loan facility of up to $475.0 million (including up to $445.0 million of principal and up to $30.0 million in deferred and accrued interest). The interest rate for each advance will be set by the Federal Financing Bank based on the cost of funds to the United States Department of the Treasury for obligations of comparable maturity at the date of the advance, with 0% spread.
Our ability to borrow under the DOE Loan Facility is subject to the satisfaction or waiver of certain conditions precedent, including, among others:
•completing the first draw on the DOE Loan Facility (the “First Advance”) prior to the date that is twelve months after the Effective Date (November 7, 2025);
•fully satisfying the obligation to make certain base equity contributions to the Rochester Hub Project (the “Base Equity Contribution”), on or prior to the date of First Advance; and
•settling certain existing commitments relating to the Rochester Hub Project for costs incurred but not yet paid, on or prior to the date of First Advance (approximately $89.7 million as of December 31, 2024).
The amount of the Base Equity Contribution includes an estimated approximately $173.0 million to fund certain reserve accounts required under the DOE Loan Facility (the “Reserve Accounts”), of which up to approximately $97.0 million can be satisfied through delivery of letters of credit. The estimated amount of the Reserve Accounts required is based on the Company’s current forecasts and may change prior to First Advance. The Reserve Accounts include project construction, ramp-up, and Spoke capital expenditure reserves. The majority of the Reserve Account funds are expected to be released to the Borrower on or before the completion of the Rochester Hub Project.
We are actively exploring additional financing and strategic alternatives for a complete funding package needed to restart construction at the Rochester Hub (of which the DOE Loan Facility is a key component) and for general corporate purposes. The funding package would assist in satisfying the conditions required to draw against the DOE Loan Facility, including funding the remaining Base Equity Contribution (which includes reserve account requirements) and a minimum cash balance. There can be no assurances that the closing of the DOE Loan Facility or any other financing transaction would be sufficient to restart construction or complete the development of the Rochester Hub. The DOE Loan Facility contains customary operational and financial covenants with which we must comply, and imposes restrictions on additional financing, and other aspects of our business.
On June 28, 2024, the Company entered into an ATM Agreement to offer and sell up to an aggregate of $75.0 million of our common shares. As of December 31, 2024, the Company generated net proceeds of $15.5 million (gross proceeds of $16.4 million offset by fees paid of $0.9 million) by issuing an aggregate of 7,228,200 of the Company’s common shares. As of December 31, 2024, the remaining capacity under the ATM Program was $58.6 million.
On April 30, 2024, we received €5.3 million ($5.8 million) of the €6.4 million ($6.9 million) approved grant from the State of Saxony-Anhalt, Germany as a part of the “Improving the Regional Economic Structure” program. Under the financing plan, we are required to fund a proportion of the eligible investment expenditures, to engage at least 38 full-time employees and to provide a security interest in relation to certain equipment. At December 31, 2024, we satisfied and, although there can be no guarantee, we expect to continue to satisfy the conditions of the grant through the required period. In the future, should we not meet the conditions of the grant, all or part of the grant could be cancelled, and we could be required to return funds provided by the grant.
On March 25, 2024, the Company issued the Glencore Senior Secured Convertible Note in an aggregate principal amount of $75.0 million to an affiliate of Glencore plc. Concurrently, Glencore and the Company amended and restated the terms of the Glencore Unsecured Convertible Notes into two tranches, being the First A&R Glencore Note and the Second A&R Glencore Note. Following the closing of the DOE Loan Facility, the terms of the First A&R Glencore Note were modified to align with the terms of the Glencore Senior Secured Convertible Note, the First A&R Glencore Note was secured, and the guarantees were provided in respect thereof, consistent with the security and the guarantees provided by the Note Guarantors in respect of the Glencore Senior Secured Convertible Note. For more information about the Glencore Convertible Notes, see Note 13 (Convertible debt) to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
Operational Initiatives
In 2024, Li-Cycle focused its commercial activities on supporting key OEM and strategic partners. By focusing on the intake of lithium-ion battery packs and modules, including damaged and defective materials, we are increasing our opportunity to earn recycling service revenues and leveraging the main line processing capabilities of our Generation 3 Spokes in Arizona, Alabama and Germany. We are also seeking to maximize the commercial value of our purchased battery manufacturing scrap by re-selling some of these materials, whether directly or after processing through our ancillary lines at its Spokes, directly to third parties, primarily in the Asia-Pacific region.
In 2024, in North America, Li-Cycle entered into a new recycling agreement with a prominent EV OEM for full battery pack batteries and extended an existing agreement with a leading battery cell manufacturer. In 2024, in Europe, we also signed new recycling agreements, and expanded and amended existing agreements, for modules and full battery pack batteries with the largest automotive EV original equipment manufacturers (OEMs) in Europe as well as signed a new agreement with a major lithium-ion battery supplier and a global battery cell manufacturer. Li-Cycle now has recycling contracts with four of the largest automotive EV OEMs in Europe.
Material Accounting Policies and Critical Estimates
Li-Cycle’s Consolidated Financial Statements have been prepared in accordance with U.S. GAAP. While our significant accounting policies are more fully described in Note 2 to our Consolidated Financial Statements, the following items involve a greater degree of judgment and complexity. Accordingly, these are the accounting policies that we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.
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
For the years ended December 31, 2024 and December 31, 2023, the Company had two separate asset groups: its integrated Spoke and future Hub network in North America, and the EMEA Spoke network.
For the year ended December 31, 2023, management determined that the pause on the construction work on its Rochester Hub project pending completion of a comprehensive strategic review to be an indicator for potential impairment requiring it to perform a recoverability assessment. These actions represented a trigger requiring management to perform a recoverability test in line with Step 1 of the impairment assessment which compares the expected net undiscounted cash flows to be derived from the asset group for the remaining useful life of the asset group’s primary asset compared to its carrying value. For the year ended December 31, 2023, the Company had not experienced impairment losses on its long-lived assets on the basis that the net undiscounted cash flows for the asset groups exceeded their carrying values.
Impairment was most recently tested as of March 31, 2024 in connection with the ongoing pause on the construction work and review of the Rochester Hub project. Refer to Note 2 Summary of Significant Accounting Policies in the Company’s unaudited condensed interim financial statements included in the Company’s Form 10-Q for the three months ending March 31, 2024. For the third quarter ended September 30, 2024, the Company has not experienced impairment losses on its long-lived assets on the basis that the net undiscounted cash flows for the asset groups exceed their carrying values.
The determination of the future net undiscounted cash flows used in the last completed recoverability test required significant judgment and estimate, specifically related to the North America asset group and included:
•The determination of the primary asset of the North American asset group being the combination of the ROU asset arising from the ground lease related to the Rochester Hub and the Rochester Hub buildings, due to the fact that they have the longest remaining useful life, the location of the land together with the buildings that are fundamental to the overall future operations of the Rochester Hub site and that the remainder of the equipment for this asset group would have not otherwise been acquired if not for this location and buildings.
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
Significant cash inflows:
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

•Revenues are driven by the sale of end products from the Rochester Hub in an MHP scope scenario and do not include the construction costs of the process areas required to produce nickel sulphate and cobalt sulphate. The key end product outputs are lithium carbonate and MHP. End product revenues can be further broken into price and volume.
•The Company was required to estimate the commodity prices of the constituent metals under the MHP scope over the 40-year period included in the recoverability test. The Company benchmarked the commodity prices based on external industry publications. Lithium is the most significant metal contributing to the value of net undiscounted cash flows. Additionally, the Company was required to estimate the percentage of metal payables that the Company would receive on MHP products being sold (“MHP payables”), which was benchmarked to historical actuals and the commercial basis per the agreement with Glencore for MHP off-take. The Company further sensitized for the price of commodities (including nickel, cobalt, and lithium) increasing or decreasing by 15% of the forecasted prices for the model’s life. Separately, the Company sensitized MHP payables to increase or to decrease by 10% for the model’s life. Under either sensitized assumption the undiscounted net cash flows were still higher than the carrying value of the North American asset group.
•End product volumes are based on the Spoke network’s and Rochester Hub’s capacities and are further impacted by the Company’s metal recoveries through the Spoke & Hub processes. When sensitized for the Rochester Hub's recoveries increasing or decreasing by 5% the undiscounted net cash flows were still higher than the carrying value of the North American asset group.
Significant cash outflows:
•Rochester Hub forecasted commissioning and operating costs which are primarily driven by the cost of reagents, labor, and utilities were developed through an internal engineering and technical report based on the Association for the Advancement of Cost Engineering to a Class 2 standard. When sensitized such that operating costs were to increase or decrease by 10%, the undiscounted net cash flows were still higher than the carrying value of the North American asset group.
•The prices that Li-Cycle pays for battery feedstock (as applicable) for the Spoke network are generally tied to commodity prices for the metals contained in those battery feedstocks or products, notably nickel and cobalt. The Company estimated forecasted commodity prices as discussed above. When sensitized for the price of commodities (including nickel, cobalt, and lithium) increasing or decreasing by 15% of the forecasted prices, the undiscounted net cash flows were still higher than the carrying value of the North American asset group.
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
Except as described above, for the year ended December 31, 2024, we did not identify any impairment triggers and we did not recognize any impairment of long-lived assets.

Results of Operations

	Year ended December 31,
$ millions, except per share data	2024	2023	Change
Financial highlights
Revenue	$28.0	$18.3	$9.7
Cost of sales	(76.6)	(81.8)	5.2
Selling, general and administrative expense	(75.3)	(93.4)	18.1
Research and development	(1.6)	(5.7)	4.1
Other income (expense)	(12.2)	24.7	(36.9)
Income tax	—	(0.1)	0.1
Net loss	(137.7)	(138.0)	0.3
Adjusted EBITDA[1] loss	(90.5)	(156.4)	65.9
Loss per common share - basic and diluted	(5.86)	(6.22)	0.36
Net cash used in operating activities	$(106.4)	$(99.8)	$(6.6)

As at	December 31, 2024	December 31, 2023	Change
Cash and cash equivalents
Cash, cash equivalents and restricted cash	$31.9	$80.3	$(48.4)
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

	Year ended December 31,
$ millions, except sales volume	2024	2023
Product revenue recognized in the period	$15.4	$17.9
Fair value pricing adjustments	0.7	(5.3)
Product revenue	16.1	12.6
Recycling service revenue recognized in the period	11.9	5.7
Revenue	$28.0	$18.3

Tonnes of BM&E sold	5,919	4,324
For the year ended December 31, 2024, revenue increased to $28.0 million, compared to $18.3 million in the year ended December 31, 2023, primarily due to an increase in recycling service revenue as well as favorable fair value pricing adjustments of $0.7 million, primarily related to the timing of settlements received from customers. This was partially offset by a decrease in product revenue as a result of product mix as well as decrease commodity prices for nickel and cobalt, despite an increase in volume as compared to December 31, 2023.
Recycling service revenue increased by $6.2 million in the year ended December 31, 2024 compared to the year ended December 31, 2023. This increase was primarily due to new recycling service contracts entered into in 2024, including from the Germany Spoke, which commenced operations in August 2023 and completed its first full year of operations in 2024.
As of December 31, 2024, 247.9 tonnes of Black Mass & Equivalents were subject to fair value pricing adjustments. Depending on the contractual terms, the BM&E could take up to 12 months to settle after shipment. The table below shows the expected settlement dates for the tonnes of BM&E subject to fair value price adjustments by quarter for the last sixteen months:

Expected settlement dates for tonnes subject to fair value pricing adjustments
	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023
271+ days	—	—	—	—	248

181-270 days	—	—	—	248	151
91-180 days	—	—	248	151	1,372
1-90 days	248	248	93	725	542
Total metric tonnes	248	248	341	1,124	2,313
The following tables set out the period end and period average commodity prices for cobalt and nickel:

	Market price per tonne		Average market price per tonne
	As at December 31,		Year ended December 31,
	2024	2023	2024	2023
Cobalt	$22,134	$28,660	$24,840	$32,895
Nickel	15,461	16,250	16,808	21,048
Cost of sales

	For the year ended December 31,
$ millions	2024	2023
Cost of Sales - Product Revenue	$(72.7)	$(80.0)
Cost of Sales - Recycling Service Revenue	(3.9)	(1.8)
Total Cost of Sales	$(76.6)	$(81.8)
Cost of sales attributable to product revenue includes battery-grade materials, direct and indirect consumables, labor costs, manufacturing overheads, including depreciation, logistics, maintenance, and facility related expenses. Cost of sales attributable to product revenue also includes charges to write down the carrying value of inventory when it exceeds its estimated net realizable value.
The Company’s Generation 3 Spokes continued to advance through the early operational phase during the year ended December 31, 2024. Cost of sales attributable to product revenue decreased $7.3 million or 9% for the year ended December 31, 2024 as compared to the year ended December 31, 2023 due to lower unfavorable inventory adjustments, and lower material costs, offset by increased operating costs related to the paused Rochester Hub and an increase in depreciation of processing equipment due to the first full year of operations at the Germany Spoke.
Cost of sales attributable to service revenue includes the cost of the battery-grade materials acquired with the service contract with the remaining product conversion cost being included in cost of sales attributable to product sales. Cost of sales attributable to service revenue increased by $2.1 million for the year ended December 31, 2024, compared to the year ended December 31, 2023, due to the increase in service revenue in 2024.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased $18.1 million or 19% for the year ended December 31, 2024 as compared to the year ended December 31, 2023 primarily due to a net decrease in personnel costs as a result of restructuring activities of $9.5 million offset by an increase of $4.3 million of personnel costs previously capitalized in 2023 as a element of the Company's Hub and Spoke expansion projects. As a result of the implementation of the cash preservation plan, other administrative costs decreased $3.5 million and we experienced a net reduction in consulting and legal services of $2.9 million. As of December 31, 2024 we also recovered trade receivables previously written of as disclosed in Note 3 of $2.2 million and had a favorable variance of $2.9 million related to project costs previously written off during 2023.
Research and development

For the year ended December 31, 2024, research and development expense was $1.6 million, $4.1 million lower than in the corresponding period in 2023. The decrease primarily relates to a decrease in consulting and professional fees as a result of the pause in the Company’s development projects, a decrease in employee salaries and benefits, and reimbursements received from Glencore in accordance with a cost sharing agreement in relation to the Planned Portovesme Hub.

Other income (expense)
Other income (expense) consists of interest income, foreign exchange gain or loss, interest expense, fair value gain (loss) on financial instruments, and debt extinguishment loss. Interest expense represents interest paid in kind (“PIK interest”), actual cash interest costs incurred and any accrued interest payable at a future date, net of interest costs capitalized for qualifying assets where they are directly attributable to the acquisition, construction or production of a qualifying asset as part of the cost of that asset.
For the year ended December 31, 2024, other expense was $12.2 million, a decrease of $36.9 million, compared to the corresponding period of 2023. Other expense for the year ended December 31, 2024 consisted of interest expense of $61.9 million due primarily to PIK interest expense on Li-Cycle's convertible notes, debt extinguishment loss of $58.9 million related to the Glencore Unsecured Convertible Notes, interest income of $2.4 million, and foreign exchange gain of $1.1 million, offset by fair value gain on embedded derivatives revaluation in the amount of $105.1 million.
Refer to the section titled “—Liquidity and Capital Resources” below for further details on the Company’s convertible debt.
Net loss
Net loss was $137.7 million in the year ended December 31, 2024, compared to net loss of $138.0 million in the comparative period in 2023. Net loss for the year ended December 31, 2024 was driven by the factors discussed above.
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
Adjusted EBITDA is defined as earnings before depreciation and amortization, interest expense, interest income, income tax expense (recovery), adjusted for items that are not considered representative of ongoing operational activities of the business and items where the economic impact of the transactions will be reflected in earnings in future periods. The following table provides a reconciliation of net profit (loss) to Adjusted EBITDA loss.

	Year ended December 31,
Unaudited $ millions	2024	2023
Net loss	$(137.7)	$(138.0)
Income tax	—	(0.1)
Depreciation and amortization	18.5	8.9
Interest expense	61.9	7.6
Interest income	(2.4)	(12.7)
EBITDA loss	$(59.7)	$(134.3)
Restructuring fees adjustment[1]	15.4	—
Debt extinguishment loss	58.9	—
Fair value gain on financial instruments[2]	(105.1)	(22.1)
Adjusted EBITDA loss	$(90.5)	$(156.4)
1.Restructuring fees adjustment include: net expense related to the workforce reduction approved by the Board on March 25, 2024 which provided certain executives and non-executives with contractual termination benefits as well as one-time termination benefits; Special Committee retainers; professional fees, including legal fees incurred as a result of the three shareholder suits and the mechanic’s liens filed following the construction pause at the Rochester Hub; and expenses related to the implementation of the Cash Preservation Plan.
2.Fair value gain on financial instruments relates to convertible debt.

Operational Updates

	Year ended December 31,
Unaudited $ millions, except production data in tonnes	2024	2023	Change
Operational Highlights
Capital Expenditures	$23.9	$334.9	(93)%
Production - Black Mass & Equivalents	5,385	6,825	(21)%
Capital Expenditure
Capital expenditures for the year ended December 31, 2024 were $23.9 million, compared to $334.9 million in the year ended December 31, 2023. The $23.9 million capital expenditures in the year ended December 31, 2024 primarily consisted of payments for and receipts of equipment and construction materials purchased during previous periods for the Rochester Hub and the Germany Spoke. The decrease in capital expenditures for the year ended December 31, 2024, was due to the pause of construction at the Rochester Hub which was the primary driver for capital expenditures for the year ended December 31, 2023.
Production – Black Mass & Equivalents
The Company produced 5,385 tonnes of Black Mass & Equivalents in the year ended December 31, 2024, compared to 6,825 tonnes in the corresponding period of 2023. The decrease in production of BM&E was primarily attributable to the slowdown of operations at our North America Spokes offset by an increase attributable to our Germany Spoke operations during the year ended December 31, 2024 as operations in Germany began in August 2023.
Spoke & Hub Network
Li-Cycle has two operational Generation 3 Spokes in North America (the Arizona Spoke and the Alabama Spoke) and one operational Generation 3 Spoke in Europe (the Germany Spoke, which commenced operations in August 2023). In view of the pause in construction of the Rochester Hub project, the Company has slowed operations at its North American Spokes by commencing closure activities at the Ontario Spoke, curtailing operations at the New York Spoke and slowing down operations at its Arizona and Alabama Spokes.
The Company processes end-of-life batteries and certain manufacturing scrap at its Spoke main lines to produce black mass and shredded metal. Other manufacturing scrap acquired by the Company may be processed at the Company’s ancillary lines to produce intermediate products or sold directly to third parties.
Li-Cycle’s first commercial Hub was under construction in Rochester, New York until October 23, 2023, when the Company announced a construction pause on its Rochester Hub project, pending completion of a comprehensive review of the go-forward strategy for the project. As part of the comprehensive review, the Company examined the scope, expected capital cost, financing, timing of completion and go-forward construction strategy options and have since completed the technical review on the construction, commissioning and operating process areas related to the MHP scope. We are continuing to refine our detailed project plan and financing strategy in line with the MHP scope. We will require significant additional funding before restarting the Rochester Hub project, on the basis of the MHP scope or otherwise.
Liquidity and Capital Resources
Overview
To date, Li-Cycle has financed its operations primarily through proceeds received in connection with: (i) the Business Combination; (ii) the concurrent $315.5 million private placement of common shares; (iii) other private placements of Li-Cycle securities (including convertible notes and common shares); (iv) the ATM Program, (v) the Underwritten Offering, and (vi) government grants. We have incurred net negative operating cash flow since our inception and expect to continue to generate negative operating cash flow. Cash generated at our operating Spokes is consumed by those operations and any shortfalls as well as funds required for general and all other needs are provided through our existing cash, debt, grants and other receivables. Inherently, there can be no guarantee that we can execute our growth strategy, secure appropriate feedstock supply, or develop the operating capabilities necessary to grow into a cash flow positive business.
Accordingly, without additional financing in the near term, we will not have adequate liquidity during the 12 months following December 31, 2024, casting substantial doubt about our ability to continue as a going concern.
There can be no assurance that we will be able to secure sufficient, additional funding, under reasonable commercial terms or at all, to provide liquidity for ongoing operations, to fund future growth or capital projects, including completion of the Rochester Hub or otherwise satisfy any of our funding needs and obligations. The Glencore Convertible Notes, and borrowings that may become available under the DOE Loan Facility have, or are expected to have restrictive covenants that would significantly limit our operating and financial flexibility or our ability to obtain future financing.
See the following sections for more details regarding our material cash requirements and sources and conditions of liquidity.
Material Cash Requirements
As discussed in and subject to the factors in Management’s Discussion and Analysis of Financial Condition and Results of Operations - Management Priorities, Challenges and Business Outlook - Rochester Hub Project Review in this Annual Report on Form 10-K, our primary need for liquidity is to fund on-going working capital requirements of our business during the pause of the Rochester Hub project and existing capital commitments. We will require additional funding to restart the construction of the Rochester Hub which has an estimated cost to complete of $483.3 million inclusive of $89.7 million to settle various existing Hub commitments included in accounts payable as at December 31, 2024.
We have no material short-term debt maturities or requirements to pay cash interest associated with our convertible debt under the Company’s option to elect PIK interest. See Note 13 (Convertible debt) to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further details on our convertible debt.
Excluding the Rochester Hub related commitments referred to above, we had $43.0 million of accounts payable as of December 31, 2024. In the year following December 31, 2024, we anticipate cash lease payments of $12.2 million primarily associated with our facilities and $2.4 million of cash severance costs related to the March 2024 restructuring.
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
On June 28, 2024, we entered into an ATM Agreement with B. Riley, covering the sale of up to $75.0 million aggregate amount of our common shares. In 2024, we raised $16.4 million in gross proceeds by issuing an aggregate of 7,228,200 of our common shares under the ATM Program. As of December 31, 2024, approximately $58.6 million of our common shares remain available for issuance under the ATM Program. In connection with the Underwritten Offering the Company agreed to suspend the ATM program for 90 days following the closing of the offering on January 14, 2025.
On November 7, 2024, we entered into the DOE Loan Facility, providing for a loan facility in the amount of up to $475.0 million (including up to $445.0 million of principal and up to $30.0 million in deferred and accrued interest). We are actively exploring other financing options and strategic alternatives for a complete funding package needed to restart the construction at the Rochester Hub (of which the DOE Loan Facility is a key component). We will require significant additional funding before drawing down on the DOE Loan Facility and we cannot know or guarantee when, if ever, or how much, if any, funds will be available or received from the DOE Loan Facility.
On January 15, 2025, the Company entered into an underwriting agreement with Aegis Capital Corp., pursuant to which the Company offered and sold, in an underwritten public offering in the United States (the "Underwritten Offering"), an aggregate of (i) 5,000,000 units at a public offering price of $1.00, each unit consisting of (a) one common shares, (b) one eight-month warrant to purchase one common share (the "Series A Warrants") and (c) one five-year warrant to purchase one common share (the "Series B Warrants") and (ii) in lieu of units, 10,000,000 pre-funded units at a public offering price per pre-funded unit of $0.99999, each consisting of (a) one pre-funded warrant to purchase one common share (the "Pre-Funded Warrants" and, together with the Series A Warrants and the Series B Warrants, the "Warrants"), (b) one Series A Warrant and (c) one Series B Warrant. As a result of the full exercise of by Aegis Capital Corp. of its 15% over-allotment option, which was completed by January 27, 2025, the Company also issued to Aegis Capital Corp. an aggregate of 2,250,000 common shares at a price of $0.99998 each, 2,250,000 Series A Warrants at a price of $0.00001 each and 2,250,000 Series B Warrants at a price of $0.00001 each. The Underwritten Offering resulted in gross proceeds to the Company of $17.3 million.
See Note 7 (Property, plant and equipment, net) to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for details of the $5.8 million (€5.3 million) conditional grant received from the State of Saxony-Anhalt, Germany. By financing a portion of eligible capital expenditures before May 31, 2025, we may become eligible to receive the remaining €1.1 million of the approved grant. At December 31, 2024, we satisfied the conditions of the grant and we expect to continue to satisfy the conditions of the grant through the required period, although there can be no assurances that we will be able to do so. In the future, should we not meet the conditions of the grant, all or part of the grant could be cancelled and we could be required to return funds provided by the grant.
During the year ended December 31, 2024, we reached new agreements and renegotiated certain previous agreements with certain suppliers to extend payment terms for $1.5 million of trade accounts payable beyond one year. We expect to pay, in aggregate, less than $0.1 million in interest over the remaining terms of the deferrals. We recorded these amounts as non-current accounts payable in the consolidated balance sheet as of December 31, 2024.
At December 31, 2024, we had convertible debt of $363.1 million. For details regarding our indebtedness, see Note 13 (Convertible debt) to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
Cash Flows Summary
Cash, cash equivalents and restricted cash were $31.9 million as at December 31, 2024, compared to $80.3 million as at December 31, 2023. Cash, cash equivalents and restricted cash as at December 31, 2024 included proceeds received from the issuance of the Glencore Senior Secured Convertible Note and restricted cash of $9.3 million. Presented below is a summary of Li-Cycle’s operating, investing, and financing cash flows for the periods indicated:

	Year ended December 31,
$ millions	2024	2023
Net cash used in operating activities	$(106.4)	$(99.8)
Net cash used in investing activities	(23.9)	(334.9)
Net cash provided (used in) by financing activities	81.9	(2.9)
Net change in cash	$(48.4)	$(437.6)
Net Cash Used in Operating Activities
For the year ended December 31, 2024, net cash used in operating activities was $106.4 million compared to $99.8 million in the corresponding period of 2023, and were driven were driven by an increase in selling, general and administrative disbursements included in expenses in prior periods and expenses related to legal fees incurred as a result of the three shareholder suits and mechanic’s liens filed following the construction pause at the Rochester Hub and other non-recurring restructuring costs.
The cash expenditures related to the shareholder lawsuits and lien related activities during the year ended December 31, 2024 were $6.1 million. The other non-recurring cash restructuring costs of $9.0 million during the year ended December 31, 2024 include severance costs for certain executives and non-executives pursuant to contractual termination benefits related to the March 2024 workforce reduction, as well as consulting, legal and Special Committee fees.

Net Cash Used in Investing Activities
For the year ended December 31, 2024, net cash used in investing activities was $23.9 million, and primarily consisted of payments for equipment and construction materials purchased during previous periods and delivered during 2024 for the Rochester Hub and the Germany Spoke, compared to net cash used in investing activities of $334.9 million in the corresponding period of 2023. The decrease in net cash used in investing activities for the year ended December 31, 2024 as compared to the corresponding period of 2023 was due to the pause of construction at the Rochester Hub and other development projects.
Net cash Provided by (Used in) From Financing Activities
For the year ended December 31, 2024, net cash provided by financing activities was $81.9 million, compared to $2.9 million used in the corresponding period of 2023, and was primarily driven by $75.0 million of gross proceeds received from the issuance of the Glencore Senior Secured Convertible Note on March 25, 2024 net of $8.6 million of transaction costs and $15.5 million net proceeds raised from issuance of common shares under our ATM Program.

Off-Balance Sheet Arrangements
As of December 31, 2024, we are not party to any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Recent Accounting Pronouncements
From time to time, new accounting standards, amendments to existing standards, and interpretations are issued by the FASB. Unless otherwise discussed, and as further highlighted in Note 2 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, Li-Cycle is in the process of assessing the impact of recently issued standards or amendments to existing standards that are not yet effective.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not Applicable.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Li-Cycle Holdings Corp.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Li-Cycle Holdings Corp. and subsidiaries (the “Company”) as of December 31, 2024, the related consolidated statements of operations and comprehensive loss, equity and cash flows for the year ended December 31, 2024 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Retrospective Adjustment

We also have audited the adjustments to the 2023 consolidated financial statements for the June 2024 share consolidation described in Note 15 and the retrospective application of Financial Accounting Standards Board Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280) described in Note 19. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2023 consolidated financial statements of the Company other than with respect to the June 2024 share consolidation and Segment Reporting, and, accordingly, we do not express an opinion or any other form of assurance on the 2023 financial statements taken as a whole.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of revenue recognized from the sale of products

As discussed in Note 3 to the consolidated financial statements, product revenue from Black Mass & Equivalents and shredded metal, and the related trade accounts receivables, are measured at initial recognition using provisional prices for the constituent metals on initial recognition and any unsettled sales are remeasured at the end of each reporting period using the market prices of the constituent metals. As discussed in Note 3 to the consolidated financial statements, the final consideration for Black Mass & Equivalents and shredded metal sales is based on the mathematical product of: (i) market prices of certain constituent metals at the date of settlement, (ii) product weight, and (iii) final assay results. As discussed in Note 3 to the consolidated financial statements, the Company reported product sales revenue of $16.1 million for the year ended December 31, 2024.

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

The following are the primary procedures we performed to address this critical audit matter. We assessed the appropriateness of the Company’s revenue recognition policy by reading the contracts with the Company’s customers. We confirmed the pricing terms used for determining the amount of product revenue from the sale of products with certain customers. For a sample of revenue transactions, we tested market prices of certain constituent metals by comparing the market prices per the Company’s sales invoices to publicly available market price information for the constituent metals, we tested product weight by comparing product weight per sales invoices to shipping documents, and we tested assay results by comparing assay results per sales invoices to third party specialists used to provide assay results.

Convertible Promissory Note

As disclosed in Note 13, the Company issued convertible notes which had the option of the holder, can be converted into common shares. The Company concluded that the embedded conversion feature within the convertible notes should be accounted for as a derivative liability. The Company has exercised significant amount of judgement into how the conversion feature of the convertible notes should be accounted for under the basis of the accounting principles generally accepted in the United States of America.

We identified the evaluation of the accounting treatment of the convertible notes as a critical audit matter due to the nature and extent of audit effort required to obtain sufficient appropriate audit evidence to address the risks of material misstatement related to the disclosure of the Company’s convertible notes. The nature and extent of audit effort required to address the matter included significant involvement of more experienced engagement team members. The primary procedures we performed to address this critical audit matter included the following:

•We examined the executed securities purchase agreement and analyzed the terms in the agreement, such as the conversion price and conversion price adjustments, events of default, and other terms of the convertible note, and evaluated management analysis accounting memo and supporting schedule.
•We evaluated and tested management’s assumptions, including, but not limited to, peer company selection for volatility calculations, probability of excess cash flow mandatory redemption, timing of modification dates and applicability to the general accepted accounting principles of the United States of America.
•We concluded on the classification, valuation and accuracy of the accounting treatment of the convertible notes.

Evaluation of long-lived asset impairment

As discussed in Note 2 to the consolidated financial statements, the Company reviews long-lived assets such as plant and equipment, intangible assets with finite useful lives and right of use assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset or asset group may not be recoverable. The long-lived asset impairment test requires the Company to identify its asset groups and test impairment of each asset group separately when there are indicators present for impairment. As of the year ended December 31, 2024, the Company had two separate asset groups: its integrated Spoke and future Hub network in North America, and the EMEA Spoke network. The Company’s determination of its asset groups, its primary asset and its remaining useful life and its evaluation of indicators of impairment of the Company’s assets for the purposes of long-lived asset impairment testing. For the year ended December 31, 2024, the Company has not experienced impairment losses on its long-lived assets.

We identified the evaluation of long-lived asset impairment as a critical audit matter. A high degree of audit effort and judgment was required to evaluate the Company’s long-lived asset impairment assessment due to the degree of estimation uncertainty and judgment involved in determining the estimated useful life of the primary asset and the evaluation of impairment indicators.

The following are the primary procedures we performed to address this critical audit matter. We assessed the determination of the estimated useful life of the primary asset by considering the Company’s business plan and comparing to publicly available information on useful life of similar assets. We assessed managements rationale in respect to indicators for impairment and their conclusions.

/s/ Marcum Canada LLP

Marcum Canada LLP

We have served as the Company’s auditor since 2024.

Toronto, Canada
March 31, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Li-Cycle Holdings Corp.:

Opinion on the Consolidated Financial Statements

We have audited, before the effect of the adjustments to retrospectively apply the change in accounting described in Notes 2, 15 and 19, the accompanying consolidated balance sheet of Li-Cycle Holdings Corp. and subsidiaries (the Company) as of December 31, 2023, the related consolidated statements of operations and comprehensive loss, consolidated statement of equity, and cash flows for the year ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements, before the effects of the adjustments described in Notes 2, 15 and 19, present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting described in Notes 2, 15 and 19 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations since inception, continued cash outflows from operating activities and paused its construction of the Rochester Hub project, that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ KPMG LLP

Chartered Professional Accountants, Licensed Public Accountants

We served as the Company’s auditor from 2022 to 2024.

Vaughan, Canada

March 15, 2024

Li-Cycle Holdings Corp.
Consolidated statements of operations and comprehensive loss
All dollar amounts presented are expressed in millions of US dollars except share and per share amounts

	For the year ended December 31, 2024	For the year ended December 31, 2023

Revenue
Product revenue	$16.1	$12.6
Recycling service revenue	11.9	5.7
Total revenue	28.0	18.3

Cost of sales
Cost of sales - Product revenue	(72.7)	(80.0)
Cost of sales - Recycling service revenue	(3.9)	(1.8)
Total cost of sales	(76.6)	(81.8)
Selling, general and administrative expense	(75.3)	(93.4)
Research and development	(1.6)	(5.7)
Loss from operations	$(125.5)	$(162.6)

Other income (expense)

Interest income	2.4	12.7
Interest expense	(61.9)	(7.6)
Foreign exchange gain (loss)	1.1	(2.5)
Fair value gain on financial instruments	105.1	22.1
Debt extinguishment loss	(58.9)	—
	$(12.2)	$24.7

Net loss before taxes	$(137.7)	$(137.9)
Income tax	—	(0.1)
Net loss and comprehensive loss	$(137.7)	$(138.0)

Loss per common share - basic and diluted	$(5.86)	$(6.22)

The accompanying notes are an integral part of the Consolidated Financial Statements.

Li-Cycle Holdings Corp.
Consolidated balance sheets
All dollar amounts presented are expressed in millions of US dollars except share and per share amounts
	December 31,	December 31,
	2024	2023

Assets
Current assets
Cash and cash equivalents	$22.6	$70.6
Restricted cash	9.3	9.7
Accounts receivable (net of allowance for credit losses of $nil)	12.1	1.0
Other receivables	1.0	1.9
Prepayments, deposits and other current assets	31.8	56.2
Inventories, net	9.6	9.6
Total current assets	86.4	149.0

Non-current assets
Property, plant and equipment, net	690.9	668.8
Operating lease right-of-use assets	80.1	56.4
Finance lease right-of-use assets	—	2.2
Other assets, net	3.8	9.6
	774.8	737.0
Total assets	$861.2	$886.0

Liabilities
Current liabilities
Accounts payable	$109.3	$134.5
Accrued liabilities	31.7	17.6
Deferred revenue	3.3	0.2
Operating lease liabilities	5.7	4.4
Total current liabilities	150.0	156.7

Non-current liabilities
Accounts payable	1.5	—
Operating lease liabilities	77.5	56.2
Finance lease liabilities	—	2.3
Deferred revenue	5.0	5.3
Convertible debt	363.1	288.1
Asset retirement obligations	1.0	1.0
	448.1	352.9
Total liabilities	$598.1	$509.6
Commitments and Contingencies (Note 17)

Equity
Common stock and additional paid-in capital Authorized unlimited shares, Issued and outstanding - 30.4 million shares (22.3 million shares at December 31, 2023)	672.7	648.3
Accumulated deficit	(409.3)	(271.6)
Accumulated other comprehensive loss	(0.3)	(0.3)
Total equity	263.1	376.4
Total liabilities and equity	$861.2	$886.0
The accompanying notes are an integral part of the Consolidated Financial Statements.

Li-Cycle Holdings Corp.
Consolidated statements of equity
All dollar amounts presented are expressed in millions of US dollars except share and per share amounts

	Number of common shares	Common stock and additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Equity attributable to the shareholders of Li-Cycle Holdings Corp.	Non-controlling interest	Total
Balance, December 31, 2022	22.0	635.3	(133.6)	(0.3)	501.4	0.2	501.6
Settlement of RSUs	0.1	—	—	—	—	—	—
Exercise of stock options	0.2	—	—	—	—	—	—
Stock-based compensation - RSUs	—	9.8	—	—	9.8	—	9.8
Stock-based compensation - options	—	3.6	—	—	3.6	—	3.6
Payment to the holders of non-controlling interest in subsidiary	—	(0.4)	—	—	(0.4)	(0.2)	(0.6)
Net loss and comprehensive loss	—	—	(138.0)	—	(138.0)	—	(138.0)
Balance, December 31, 2023	22.3	648.3	(271.6)	(0.3)	376.4	—	376.4
Settlement of RSUs	0.9	—	—	—	—	—	—
Issuance of common stock in connection with the ATM Program	7.2	15.5	—	—	15.5	—	15.5
Stock based compensation - PSUs	—	0.1	—	—	0.1	—	0.1
Stock based compensation - RSUs	—	8.7	—	—	8.7	—	8.7
Stock based compensation - options	—	0.1	—	—	0.1	—	0.1
Net loss and comprehensive income	—	—	(137.7)		(137.7)	—	(137.7)
Balance, December 31, 2024	30.4	$672.7	$(409.3)	$(0.3)	$263.1	$—	$263.1
The accompanying notes are an integral part of the Consolidated Financial Statements.

Li-Cycle Holdings Corp.
Consolidated statements of cash flows
All dollar amounts presented are expressed in millions of US dollars except share and per share amounts

	For the year ended December 31, 2024	For the year ended December 31, 2023
Operating activities
Net loss for the year	$(137.7)	$(138.0)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	8.9	12.7
Depreciation and amortization	18.5	8.9
Loss on write off of fixed assets	2.1	3.9
Write-off of intangible assets	1.0	—
Foreign exchange (gain) loss	(2.3)	1.2
Fair value gain on financial instruments	(105.1)	(22.1)
Debt extinguishment cost	58.9	—
Inventory adjustments to net realizable value	4.2	6.0
Income tax expense	—	0.1
Bad debt expense	—	1.2
Interest and accretion on convertible debt	54.0	7.6
Loss on termination of lease	0.3	—
Non-cash lease expense	(5.3)	0.6
	(102.5)	(117.9)
Changes in working capital items:
Accounts receivable	(11.1)	2.5
Other receivables	0.9	8.0
Prepayments, deposits and other assets	28.9	(1.9)
Inventories	(4.2)	(8.7)
Deferred revenue	2.8	0.2
Accounts payable and accrued liabilities	(21.2)	18.0
Net cash used in operating activities	$(106.4)	$(99.8)

Investing activities
Purchases of property, plant, equipment, and other assets	(23.9)	(334.9)
Net cash used in investing activities	$(23.9)	$(334.9)

Financing activities
Payments of transaction costs	(8.6)	(7.8)
Proceeds from reservation fees recorded in deferred revenue	—	5.3
Capital contribution payment to the holders of non-controlling interest in subsidiary	—	(0.4)
Issuance of common shares, net	15.5	—
Proceeds from convertible debt, net of issuance cost	75.0	—
Net cash (used in) provided by financing activities	$81.9	$(2.9)

Net change in cash, cash equivalents and restricted cash	(48.4)	(437.6)
Cash, cash equivalents and restricted cash, beginning of year	80.3	517.9
Cash, cash equivalents and restricted cash, end of year	$31.9	$80.3

Supplemental non-cash investing activities:
Purchases of property and equipment included in liabilities	$3.9	$87.6
Interest paid	1.0	—
Bad debt recovery	1.0	—

The accompanying notes are an integral part of the Consolidated Financial Statements.

Li-Cycle Holdings Corp.
Notes to the consolidated financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts
1.Overview
Li-Cycle’s core business model is to build, own and operate recycling plants tailored to regional needs. Li-Cycle’s Spoke & Hub Technologies™ provide an environmentally friendly resource recovery solution that addresses the growing global lithium-ion battery recycling challenges supporting the global transition toward electrification.
Li-Cycle Holdings Corp. and its subsidiaries, (collectively “Li-Cycle” or the “Company”) started their business as Li-Cycle Corp., which was incorporated in Ontario, Canada under the Business Corporations Act (Ontario) (“OBCA”) on November 18, 2016. The Company's registered address is 207 Queens Quay West - Suite 590, Toronto, Ontario, Canada.
On August 10, 2021, in accordance with the plan of arrangement to reorganize Li-Cycle Corp., the Company finalized a business combination (the “Business Combination”) with Peridot Acquisition Corp., and the combined company was renamed Li-Cycle Holdings Corp. The common shares of Li-Cycle Holdings Corp. are traded on the OTCQX® Best Market under the symbol “OTCQX:LICYF”.
Going concern
The going concern basis of accounting assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business.
The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these consolidated annual financial statements are issued. Based on its recurring losses from operations since inception, which included losses from operations of $125.5 million for the year ended December 31, 2024 ($162.6 million for the year ended December 31, 2023), cash flows used in operating activities of $106.4 million during the year ended December 31, 2024 ($99.8 million for the year ended December 31, 2023), and the pause on construction of the Rochester Hub project, and the delisting of the Company's common shares from a national stock exchange, the Company has concluded that there is substantial doubt about its ability to continue as a going concern for a period of one year from the date that these Consolidated Financial Statements were issued.
To date, the Company has financed its operations primarily through proceeds received in connection with (i) the Business Combination, (ii) the concurrent $315.5 million private placement of common shares, and (iii) private and public offerings of other Company securities (including convertible notes, common shares, and warrants). On March 11, 2024, the Company entered such a private placement agreement (the “Glencore Senior Secured Convertible Note Purchase Agreement”) to issue a senior secured convertible note in an aggregate principal amount of $75.0 million to an affiliate of Glencore plc (the “Senior Secured Convertible Glencore Note”) which closed on March 25, 2024. On November 7, 2024, the Company executed a definitive financing agreement with the United States Department of Energy (“DOE”) for a loan for gross proceeds of up to $475.0 million (the “DOE Loan”), and it is actively exploring other financing options and strategic alternatives to secure additional financing required to fund a required base equity commitment and required reserve amounts to draw on the DOE Loan. There can be no assurance that it will be able to secure additional funding at attractive commercial terms or at all. Furthermore, any additional financing may be insufficient to provide adequate liquidity for ongoing operations, to fund the Company's future growth or capital projects, including the Rochester Hub, or otherwise satisfy any of the Company's funding needs and obligations. Additional financing may have restrictive covenants that significantly limit the Company's operating and financial flexibility or its ability to obtain future funding.
In addition, inherent risks are associated with the Company's ability to execute its growth strategy. There can be no assurance that the Company will develop the manufacturing capabilities and processes, secure reliable sources of component supply to meet quality, engineering, design, or production standards, or meet the required production volumes to grow into a viable, cash-flow-positive business successfully.
These factors, in addition to potential rising inflation, commodity and labour prices, adverse regulatory and policy changes, and other challenging macroeconomic conditions, have led the Company to implement mitigating activities to strengthen its financial position, enhance liquidity and preserve cash flow, depending on how these uncertain circumstances unfold, including:
On October 23, 2023, Li-Cycle announced that it was pausing construction work on its Rochester Hub, pending completion of a comprehensive review of the go-forward strategy for the project. During 2024, the Company continued to implement its Cash Preservation Plan, which was announced in November 2023. Among other things, Li-Cycle commenced closure activities at the Ontario Spoke, curtailed operations at the New York Spoke and slowed operations at its other Spokes, while continuing to review the timing and BM&E needs of the Rochester Hub. The Ontario Spoke is expected to complete its closure plans in early 2025.

Li-Cycle Holdings Corp.
Notes to the consolidated financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts
In addition, on October 31, 2023, the Board authorized a reduction in workforce plan across Li-Cycle , and on March 25, 2024, the Board approved additional plans to reduce approximately 17% of the Company’s global workforce, and additional steps may be taken based on our go-forward strategic objectives and the Cash Preservation Plan to right-size and right-shape our organization.
2.    Summary of significant accounting policies
Basis of presentation
The accompanying Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are presented in U.S. Dollars. The Consolidated Financial Statements have been prepared in accordance with the accounting policies set out below.
Basis of consolidation
The Company consolidates all entities that it controls through a majority voting interest and all variable interest entities (“VIE”) for which it is the primary beneficiary. As at December 31, 2024, and comparative reporting periods, the Company does not hold any interest in companies that qualify as VIE. The Company has controlling financial interest in various voting interest entities (“VOE”) through its ownership of majority voting interests in the entities.
The Company’s principal subsidiaries and their geographic location as at December 31, 2024 are set forth in the table below:

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
v.the determination of the incremental borrowing rate and lease term for operating lease and finance lease right-of-use assets (“ROU assets”) and operating lease and finance lease liabilities;
vi.the valuation of performance share units (“PSU”); and
vii.the determination of the transaction price used for revenue recognition.
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
i.Sale of products which includes black mass and products analogous to black mass that have a similar metal content (collectively, “Black Mass & Equivalents”) and shredded copper and aluminum material (“shredded metal”)
ii.Services for recycling lithium-ion batteries which includes coordination of logistics and destruction of batteries
Revenue is measured based on the consideration to which the Company expects to be entitled under a contract with a customer. The Company recognizes revenue when it transfers control of a product or service to a customer as outlined in the contractual terms. There are no significant financing components associated with the Company’s payment terms.
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
The fair value of restricted stock units (“RSUs”) and performance share units (“PSUs”) is the closing market price per share of the Company’s stock on the grant date less the present value of the expected dividends not received during the vesting period. The number of PSUs granted in the year to certain executives may be reduced based on the timing of the certified achievement of the predefined performance criteria related to certain milestones for the Rochester Hub project.
The expense for RSUs is recognized straight-line over the vesting period for each tranche. In the reporting period, if it becomes probable that a performance condition specified in the PSUs award will be achieved; the Company recognizes compensation expense for the proportionate share of the total fair value of the PSUs related to the vesting period that has already lapsed for the PSUs expected to vest. The remaining fair value of the PSUs expected to vest is expensed straight-line over the remainder of the vesting period. If the Company determines it is no longer probable that a performance threshold specified in the award will be achieved, then all of the previously recognized compensation expense attributable to that condition is reversed in the same reporting period the determination is made.
Upon vesting of any RSUs and PSUs, the grate date fair value of RSUs and the grant date fair value of PSUs vested is transferred to common stock.
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
Government Grants
The Company receives grants from federal, state and local governments in different regions of the world that primarily encourage the Company to establish, maintain, or increase investment or employment in the region. Government grants are recorded in accordance with their purpose of reducing expenses or offsetting the related capital asset. The benefit is generally recorded when all conditions attached to the incentive have been met or are expected to be met and there is reasonable assurance of their receipt.
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
Restricted cash
As of December 31, 2024, the Company had $9.3 million in restricted cash of which $5.2 million is a bank guarantee against a reservation fee for future battery waste recycling services, and $2.8 million is a security for the Germany Spoke plant and warehouse . Additionally, the Company has $1.3 million held as cash collateral for a credit facility which is utilized for company credit cards and multiple bank guarantees. As the use of these funds is contractually restricted, and the Company does not have the ability to use these funds for general operating purposes, they are classified as restricted cash in the consolidated balance sheets.
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
Convertible instruments are assessed to determine classification of the whole instrument and to determine how to account for any conversion features or non-equity derivative instruments. The host instrument (i.e., convertible note element of the outstanding instruments) is classified as a financial liability and recorded at the present value of the Company’s obligation to make future interest payments in cash and settle the redemption value of the instrument in cash. The carrying value of the host instrument is accounted for at amortized cost and is therefore accreted to the original face value of the instrument, over the life, using the effective interest method. The conversion option components of convertible debt instruments issued by the Company are recorded as financial liabilities, in accordance with the substance of the contractual arrangements and the definitions of a financial liability. If any conversion options require bifurcation as embedded derivatives, such embedded derivative liabilities are initially recognized at fair value and classified as derivatives in the balance sheet. Changes in the fair value of the embedded derivative liabilities are subsequently accounted for directly through the consolidated statements of operations and comprehensive income (loss) and are included in operating activities in the consolidated statements of cash flows as non-cash adjustments.
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

Computers	3 years
Vehicles	5 years
Plant equipment	5 years
Furniture	7 years
Storage containers	10 years
Processing equipment and rotable parts	5 to 10 years
Buildings	39 years
Leasehold improvements	Shorter of term of lease or estimated useful life
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
Depreciation is charged to the consolidated statements of operations and comprehensive income (loss) on a straight-line basis over the estimated useful lives of each part of an item of property, plant and equipment. The estimated useful life is 3 years.
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
For the years ended December 31, 2024 and December 31, 2023, the Company had two separate asset groups: its integrated Spoke and future Hub network in North America, and the EMEA Spoke network.
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
For the year ended December 31, 2023, management determined that the pause on the construction work on its Rochester Hub project pending completion of a comprehensive strategic review to be an indicator for potential impairment requiring it to perform a recoverability assessment. These actions represented a trigger requiring management to perform a recoverability test in line with Step 1 of the impairment assessment which compares the expected net undiscounted cash

Li-Cycle Holdings Corp.
Notes to the consolidated financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts flows to be derived from the asset group for the remaining useful life of the asset group’s primary asset compared to its carrying value. For the year ended December 31, 2023, the Company had not experienced impairment losses on its long-lived assets on the basis that the net undiscounted cash flows for the asset groups exceeded their carrying values.
For the year ended December 31, 2024, we did not identify any impairment triggers and we did not recognize any impairment of long-lived assets.

Fair value measurements
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

Li-Cycle Holdings Corp.
Notes to the consolidated financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts
The Company records uncertain tax positions on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis on the technical merits of the positions and (2) for those positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than fifty percent likely to be realized upon ultimate settlement with the related tax authority.
Commitments and contingencies
In the normal course of business, the Company is subject to legal proceedings and claims arising out of its business, that cover a wide range of matters. Where a potential loss is considered probable and the amount is reasonably estimable, provisions for loss are made based on management's assessment of the likely outcome. The amount recognized as a loss contingency is the best estimate of the consideration required to settle the present obligation at the balance sheet date, considering the risks and uncertainties surrounding the obligation. The Company will determine the range of loss and accrue the best estimate within the range. If there is no best estimate within the range, the minimum amount in the range will be accrued. An asset relating to the recovery of a recognized loss is recognized when realization of the claim for recovery is deemed probable.
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
The Company determines whether a right-of-use asset is impaired and accounts for any identified impairment loss as described in the “Impairment of long-lived assets” policy.
As a practical expedient, non-lease components are not separated, and instead account for any lease and associated non-lease components as a single arrangement. The Company has elected to use this practical expedient.
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
Recently adopted accounting pronouncements
Segment Reporting Disclosures
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
Effective Date and Adoption Considerations – The guidance is effective for annual periods beginning after December 15, 2023, and for interim periods beginning December 15, 2024, and is required to be applied on a retrospective basis to all prior periods presented and early adoption is permitted.
Effect on Financial Statements or Other Significant Matters – The adoption of ASU No. 2023-07 had no impact on the Company's consolidated financial statements and did not have a material impact on the disclosures.
Recently issued accounting pronouncements not yet adopted
Income Tax Disclosures
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
3.    Revenue – product sales and recycling services

	For the year ended December 31, 2024	For the year ended December 31, 2023
Product revenue recognized in the period	$15.4	$17.9
Fair value pricing adjustments	0.7	(5.3)
Product revenue	$16.1	$12.6
Recycling service revenue recognized in the period	11.9	5.7
Revenue	$28.0	$18.3
During the currently paused construction of the Rochester Hub, the Company's principal lines of business are the sale of products (including Black Mass & Equivalents and shredded metal) and lithium-ion battery recycling services which together account for 100% of sales. The principal markets for the Company's products and recycling services are the United States, Canada, Germany, and Asia.
Product revenue from Black Mass & Equivalents and shredded metal, and the related accounts receivable, are measured using provisional prices for the constituent metals upon initial recognition. Changes in fair value when applicable are recognized as an

Li-Cycle Holdings Corp.
Notes to the consolidated financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts adjustment to product revenue, and the related accounts receivable, and can result in gains and losses when the applicable metal prices increase or decrease from the date of initial recognition.
The Company's revenue primarily comes from six key customers, as shown in the table below. The Company's remaining customers do not make up significant percentages of these balances.

Revenue
	For the year ended December 31, 2024	For the year ended December 31, 2023
Customer A	24.0%	10.3%
Customer B	11.0%	0.0%
Customer C	10.0%	0.0%
Customer D	5.0%	21.6%
Customer E	0.0%	16.4%
Customer F	0.0%	10.3%
4.    Accounts receivable, net
The Company recognizes current estimated credit losses (“CECL”) for accounts receivable not subject to provisional pricing. The CECL for accounts receivable are estimated based on days past due consisting of a customers with similar risk characteristics that operate under similar economic environments. The Company determined the CECL based on an evaluation of certain criteria and evidence of collection uncertainty including client industry profile. When specific customers are identified as no longer sharing the same risk profile as their current pool, they are removed from the pool and evaluated separately.
The allowance for credit losses as at December 31, 2024 was $nil (December 31, 2023, $nil) and no expected credit loss provisions were recognized for the year ended December 31, 2024.
Recovery of bad debt expense for the year ended December 31, 2024 was $1.0 million, compared to bad debt expense of $1.2 million for the year ended December 31, 2023.
The following table summarizes the concentration of credit risk for the Company's accounts receivable with specific customers above 10% of the total balance:

Trade accounts receivable
As at	December 31, 2024	December 31, 2023
Customer A	83.0%	0.0%
Customer B	0.0%	32.5%
Customer C	0.0%	31.6%
Accounts receivable are stated at the amount the Company expects to collect. The Company generally does not require collateral or other security in support of accounts receivable. To reduce credit risk, the Company performs ongoing credit evaluations of its customers’ financial condition.
5.    Prepayments, deposits and other current assets

Li-Cycle Holdings Corp.
Notes to the consolidated financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts

As at	December 31, 2024	December 31, 2023
Prepaid equipment deposits	$0.8	$40.1
Prepaid transaction costs	20.9	7.8
Prepaid lease deposits	3.9	5.6
Prepaid insurance	4.6	4.6
Prepaid construction charges	0.9	2.6
Other prepaids	4.0	3.3
Total prepayments, deposits and other current assets	$35.1	$64.0
Non-current security deposits	(3.2)	(5.0)
Non-current insurance	(0.1)	(2.8)
Current prepayments and deposits	$31.8	$56.2
Prepaid transaction costs are related to professional fees primarily associated with ongoing financing activities. Other prepaids consist principally of other deposits and subscriptions. Non-current security deposits and non-current insurance are recorded in Other assets on the consolidated balance sheets.
6.    Inventories, net

As at	December 31, 2024	December 31, 2023
Raw materials	$1.1	$0.8
Finished goods	3.0	3.7
Parts and tools	5.5	5.1
Total inventories, net	$9.6	$9.6
The inventory balances for raw materials and finished goods are presented at the lower of cost and net realizable value. For the year ended December 31, 2024, the net realizable impact resulted in an unfavorable inventory adjustment of $4.2 million (for the year ended December 31, 2023: write down of $6.0 million). The adjustments are recorded in cost of sales in the consolidated statements of operations and comprehensive income (loss).
7.    Property, plant and equipment, net

As at	December 31, 2024	December 31, 2023
Building	$58.8	$58.8
Plant equipment	51.5	55.3
Computer software and equipment	5.5	4.5
Vehicles	0.2	0.2
Leasehold improvements	14.7	13.5
Assets under construction	587.7	552.6
	$718.4	$684.9
Less – accumulated depreciation	(27.5)	(16.1)
Total property, plant and equipment, net	$690.9	$668.8
For the year ended December 31, 2024, $nil in borrowing costs (for the year ended December 31, 2023: $30.3 million) were capitalized to assets under construction. The capitalization rate used to determine the amount of borrowing costs eligible for capitalization for the year ended December 31, 2023 was 12.5%, which was the weighted average effective interest rate of the Company's effective interest rates on its leases and convertible debt.
Depreciation expense for the year ended December 31, 2024 was $11.4 million compared to $8.9 million in the corresponding period of 2023.
In 2024, the Company received proceeds of $5.8 million (€5.3 million) of the $6.9 million (€6.4 million) approved grant for the Germany Spoke from the State of Saxony-Anhalt, Germany and recognized this amount as a reduction in plant equipment.

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

	For the year ended December 31, 2024	For the year ended December 31, 2023
Operating lease cost	$12.9	$9.7
Variable lease cost	1.3	1.7
Total lease cost	$14.2	$11.4
The weighted average remaining lease term of the Company's premises and equipment operating leases is 21.6 and 14.5 years for the years ended December 31, 2024 and December 31, 2023, respectively. The weighted average remaining lease term of the Company's premises and equipment finance leases is 1.9 years for the year ended December 31, 2024 (for the year ended December 31, 2023: 46.8 years).
The weighted average lease discount rate of the Company's premises and equipment operating leases is 8.03% and 7.69% for the year ended December 31, 2024 and December 31, 2023, respectively. The weighted average lease discount rate of the Company's premises and equipment finance leases is 9.31% for the year ended December 31, 2024, compared to 9.49% for the year ended December 31, 2023.

Supplemental Cash Flow Related Disclosures	For the year ended December 31, 2024	For the year ended December 31, 2023

Cash paid for amounts related to lease liabilities:
Operating cash flows from operating leases	$13.3	$10.8

Recognition of ROU assets and lease liabilities for new operating leases	$27.7	$18.4
Recognition of ROU assets and lease liabilities for new finance leases	—	2.2
Maturities of lease liabilities were as follows:

Years ending December 31	Operating Leases	Finance Leases
2025	$12.1	$—
2026	11.6	—
2027	12.4	—
2028	12.0	—
2029	12.0	—
Thereafter	155.2	—
Total future minimum lease payments	$215.3	$—
Imputed interest	(132.1)	—
Total lease liabilities	$83.2	$—
At December 31, 2024, none of the Company's executed leases that had not yet commenced will create significant rights or obligations in the future and sublease transactions are not material. The Company's leases did not impose any restrictions or covenants.

Li-Cycle Holdings Corp.
Notes to the consolidated financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts
9.    Other assets

As at	December 31, 2024	December 31, 2023
Non-current security deposits	$3.2	$5.0
Non-current insurance	0.1	2.8
Intangible assets, net	0.5	1.8
Total other assets	$3.8	$9.6
The Company's intangible assets consisted of the following:

As at	December 31, 2024	December 31, 2023
Internal-use software	$0.7	$0.7
Cloud computing arrangements	0.2	1.3
	$0.9	$2.0
Less - accumulated amortization	(0.4)	(0.2)
Intangible assets, net	$0.5	$1.8
Amortization expense relating to cloud computing arrangements is recorded in selling, general and administrative expenses for the years ended December 31, 2024, and 2023 was $0.2 million and $0.2 million, respectively.
10.    Related party transactions
The Company has convertible debt instruments with affiliates of Glencore plc. (“Glencore”). Refer to Note 13 (Convertible debt) for more information.
The Company has agreements with Glencore to sell certain products from its Spokes, including Black Mass and shredded metal. During the year ended December 31, 2024, revenue from product sales to Glencore was $1.5 million (revenue from product sales to Glencore was $1.4 million for the year ended December 31, 2023).
The Company also pays Glencore (i) sourcing fees on feed purchased for the Company's Spokes; and (ii) marketing fees on the sale of Black Mass to third parties. Sourcing fees and marketing fees for the year ended December 31, 2024 were $0.1 million, compared to $0.3 million in the year ended December 31, 2023. The net account receivable from Glencore as of December 31, 2024 was $0.2 million (net amount receivable as of December 31, 2023: $0.2 million).
Since 2017, the Company has engaged Fade In Production Pty. Ltd., which is controlled by certain members of the immediate family of the Company's former interim Executive Chair, to provide it with corporate video production services. Total expenses were $nil for the year ended December 31, 2024 ($0.1 million for the year ended December 31, 2023).
The Company has reimbursed Consulero Inc., which is controlled by certain members of the immediate family of the Company's President and Chief Executive Officer, for certain web hosting expenses in relation to the Company's inventory management system. Total expense and accrual was below $0.1 million for the year ended December 31, 2024 (below $0.1 million for the year ended December 31, 2023.
11.    Accounts payable and accrued liabilities

As at	December 31, 2024	December 31, 2023
Accounts payable	$110.8	$134.5
Accrued expenses	23.3	14.5
Accrued compensation	8.4	3.1
Total accounts payable and accrued liabilities	$142.5	$152.1
Non-current accounts payable and accrued liabilities	(1.5)	$—
Current accounts payable and accrued liabilities	$141.0	$—
During the year ended December 31, 2024, the Company reached new agreements and renegotiated certain previous agreements with certain suppliers to extend the payment terms for the amounts invoiced beyond one year. The Company recorded these amounts as non-current accounts payable in the consolidated balance sheet as of December 31, 2024.

Li-Cycle Holdings Corp.
Notes to the consolidated financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts
On March 25, 2024, the Board approved plans to reduce approximately 17% of its workforce, primarily at the corporate level, as part of the Company’s ongoing efforts to right size and right shape its organization as part of the Cash Preservation Plan. The workforce reduction provided certain executives and non-executives with contractual termination benefits as well as one-time termination benefits. Related to this event, the Company recorded an expense of $0.8 million in cost of sales and $5.7 million in selling, general and administrative expense in the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2024, for contractual termination benefits that are considered severance benefits plans as they are both probable and reasonably estimable as of December 31, 2024. For the year ended December 31, 2024, the Company accrued $2.4 million of these expenses in accrued compensation.
12.    Deferred revenue
In the normal course of business, the Company receives advances from customers for the sale of products and the provision of lithium-ion battery recycling services. The tables below depict the activity in the deferred revenue account during the year ended December 31, 2024 and 2023.
Product revenue:

	December 31, 2024	December 31, 2023
Balance, beginning of the period	$—	$—
Additions	12.3	—
Revenue recognized	(11.7)	—
Balance, end of the period	$0.6	$—
Current deferred revenue	0.6	—
Non-current deferred revenue	$—	$—
Recycling service revenue:

	December 31, 2024	December 31, 2023
Balance, beginning of the period	$5.5	$—
Additions	2.7	5.4
Revenue recognized	—	—
Foreign exchange loss	(0.5)	0.1
Balance, end of the period	$7.7	$5.5
Current deferred revenue	2.7	0.2
Non-current deferred revenue	$5.0	$5.3
13.    Convertible debt

As at	December 31, 2024	December 31, 2023
KSP Convertible Notes (a)	$119.3	$99.1
Glencore Convertible Notes (b)	243.8	189.0
Total Convertible Debt at end of the period	$363.1	$288.1
The KSP Convertible Notes and the Second A&R Glencore Note are unsecured debt instruments and the First A&R Glencore Note and the Glencore Senior Secured Convertible Note are secured debt instruments. The amount of maturities and sinking fund

Li-Cycle Holdings Corp.
Notes to the consolidated financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts requirements for convertible debt instruments, with interest components rolled into principal, for each of the next five years are as follows as of December 31:

2025	$—
2026	$164.2
2027	—
2028	—
2029	343.9
Thereafter	238.0
Total	$746.1
(a)KSP Convertible Notes

As at	December 31, 2024	December 31, 2023
Principal of convertible note at beginning of period	$119.3	$110.2
Issuance of convertible notes	14.4	9.1
Principal of convertible notes at end of the period	$133.7	$119.3

Conversion feature at beginning of period	$—	$6.0
Conversion feature issued	—	—
Fair value gain on embedded derivative	—	(6.0)
Conversion feature at end of period	$—	$—

Debt component at beginning of the period	$99.1	$85.4
Debt component issued	14.4	9.1
Transaction costs	—	—
Accrued interest paid in kind	(14.4)	(9.1)
Accrued interest expense	20.2	13.7
Debt component at end of period	$119.3	$99.1
Total convertible debt at end of period	$119.3	$99.1
On September 29, 2021, the Company entered into a Note Purchase Agreement (the “KSP Note Purchase Agreement”) with Spring Creek Capital, LLC (an affiliate of Koch Strategic Platforms, LLC, being a subsidiary of Koch Investments Group) and issued an unsecured convertible note (the “KSP Convertible Note”) for a principal amount of $100 million to Spring Creek Capital, LLC. The KSP Convertible Note will mature on September 29, 2026, unless earlier repurchased, redeemed or converted. Interest on the KSP Convertible Note is payable semi-annually, and Li-Cycle is permitted to pay interest on the KSP Convertible Note in cash or by payment in-kind (“PIK”), at its election. Initially, interest payments made in cash were based on an interest rate of LIBOR plus 5.0% per year, and PIK interest payments were based on an interest rate of LIBOR plus 6% per year, with a LIBOR floor of 1% and a cap of 2%. Since July 1, 2023, as the LIBOR interest rate is no longer published, under the terms of the KSP Note Purchase Agreement, the interest rate is instead based on the sum of the SOFR and the average spread between the SOFR and LIBOR during the three-month period ending on the date on which LIBOR ceases to be published, subject to a floor of 1% and cap of 2%. On March 25, 2024, the Company amended the KSP Note Purchase Agreement to modify the interest rate terms of the KSP Convertible Note, by removing the SOFR floor of 1% and cap of 2% and including penalty interest upon an event of default consistent with the penalty interest provision of the Glencore Senior Secured Convertible Note. The amendment was accounted for as a debt modification and no gain or loss was recognized. After the amendment, the effective interest rate of the KSP Convertible Note is 18.7%. Interest payments are based on an interest rate of the SOFR published two business days before the interest date for the relevant interest payment period plus 0.58%.
The PIK election results in the issuance of a new note under the same terms as the KSP Convertible Note, issued in lieu of interest payments with an issuance date on the applicable interest date. On May 1, 2022, Spring Creek Capital, LLC assigned the KSP Convertible Note and the PIK note outstanding at that time to an affiliate, Wood River Capital, LLC. The Company has

Li-Cycle Holdings Corp.
Notes to the consolidated financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts elected to pay interest by PIK since the first interest payment date of December 31, 2021. The KSP Convertible Notes as at December 31, 2024, comprised the following:

Note	Date Issued	Amount Issued
Initial KSP Note	September 29, 2021	$100.0
PIK Note	December 31, 2021	1.8
PIK Note	June 30, 2022	4.1
PIK Note	December 31, 2022	4.3
PIK Note	June 30, 2023	4.4
PIK Note	December 31, 2023	4.7
PIK Note	June 30, 2024	7.2
PIK Note	December 31. 2024	7.2
Total		$133.7
At the option of the holder the KSP Convertible Notes may be converted into common shares of the Company at a conversion price as at December 31, 2024 of $101.59, subject to customary anti-dilutive adjustments. In view of the issuance of 7,228,200 common shares issued under the ATM Program during 2024, the conversion price was adjusted from $107.44 (as at the Share Consolidation date) to $101.59 (as at December 31, 2024) in accordance with the repricing mechanism under the KSP Convertible Notes. If the Company’s share price is equal to or greater than a certain price for a period of twenty consecutive trading days, the Company can force conversion of the KSP Convertible Notes at an amount equal to the sum of principal, accrued but unpaid interest, plus any make-whole amount equal to the undiscounted interest that would have been payable from the date of conversion to the maturity date. At the Company’s option at any time, the Company can also redeem all of the KSP Convertible Notes at any time for a cash purchase price equal to 130% of the principal plus unpaid interest until maturity. The conversion feature under the KSP Convertible Notes has been recorded as a bifurcated embedded derivative liability since the conversion ratio does not always result in a conversion of a fixed dollar amount of liability for a fixed number of shares due to the optionality of the interest rate utilized on conversion at the Company’s option. The KSP Convertible Notes are also subject to mandatory redemption upon a change of control event or redemption at the holder’s discretion upon an event of default. Both the change of control and event of default options under the KSP Convertible Notes have been recorded as bifurcated embedded derivative liabilities as the redemption price triggered by these features represents a substantial premium over the principal amount. The bifurcated embedded derivatives are measured at fair value bundled together as a single compound embedded derivative. As at December 31, 2024, no conversions or redemptions had taken place.
The fair value of the compound embedded derivative upon issuance of the KSP Convertible Notes was determined to be a liability of $27.7 million whereas the remaining $72.3 million, net of transaction costs of $1.6 million, was allocated to the principal portion of the debt. During the year ended December 31, 2024, the Company recognized a fair value gain of $nil on the embedded derivatives (for the year ended December 31, 2023: gain of $6.0 million). The embedded derivatives were valued using the Binomial Option Pricing Model. The assumptions used in the model were as follows:

	December 31, 2023	December 31, 2024
Risk free interest rate	4.1%	4.4%
Expected life of options	2.7 years	1.72 years
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	65%	82%
Share Price	$4.68	$1.79
Expected volatility was determined by calculating the average implied volatility of a group of listed entities that are considered similar in nature to the Company.
(b)Glencore Convertible Notes

Li-Cycle Holdings Corp.
Notes to the consolidated financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts

As at	December 31, 2024	December 31, 2023
Principal of convertible note at beginning of period	$225.3	$208.1
Issuance of convertible notes	102.2	17.2
Principal of convertible note at end of period	$327.5	$225.3

Conversion feature at beginning of period	$0.4	$16.5
Change in the period:
Fair value gain for the year ended December 31, 2023		(16.1)
Fair value loss on the conversion features embedded in the A&R Glencore Convertible Notes from January 1, 2024 to March 25, 2024	1.8
Extinguishment of the conversion feature embedded in the A&R Glencore Convertible Notes as part of the modification	(2.2)
Issuance of conversion feature embedded in Glencore Senior Secured Convertible Note	59.0	—
Issuance of the conversion feature embedded in the A&R Glencore Convertible Notes as part of the modification	99.2
Fair value gain on the conversion features from March 26, 2024 to December 31, 2024	(106.9)
Conversion feature at end of period	$51.3	$0.4

Debt component at beginning of period	$188.6	$164.9
Change in the period:
Issuance of debt component	21.2	17.2
Accrued interest paid in kind	(21.2)	(17.2)
Accrued interest expense for the year ended December 31, 2023	—	23.7
Accrued interest and accretion expense from January 1, 2024 to March 25, 2024	5.9	—
Extinguishment of the debt component related to A&R Glencore Convertible Notes as part of the modification	(194.5)
Issuance of debt component of the Glencore Senior Secured Convertible Note	48.0	—
Issuance of the debt component of the A&R Glencore Convertible Notes as part of the modification	124.4
Accrued interest expense from March 26, 2024 to December 31, 2024	28.7	—
Transaction costs	(8.6)	—
Debt component at end of period	$192.5	$188.6
Total Glencore convertible debt at end of period	$243.8	$189.0

Reconciliation of net change in Convertible debt to Debt extinguishment loss in the year ended December 31, 2024
Extinguishment of the conversion feature embedded in the A&R Glencore Convertible Notes as part of the modification	$(2.2)
Issuance of conversion feature embedded in Glencore Senior Secured Convertible Note	59.0
Issuance of the conversion feature embedded in the A&R Glencore Convertible Notes as part of the modification	99.2
Total change in the conversion features	156.0
Extinguishment of the debt component related to A&R Glencore Convertible Notes as part of the modification	(194.5)
Issuance of debt component of the Glencore Senior Secured Convertible Note	48.0
Issuance of the debt component of the A&R Glencore Convertible Notes as part of the modification	124.4
Total change in the debt components	(22.1)
Total net change in convertible debt in the year ended December 31, 2024	133.9
Proceeds from convertible debt	(75.0)
Debt extinguishment loss	$58.9
On March 25, 2024, the Company amended, restated and consolidated, the Glencore Unsecured Convertible Note and the PIK notes issued thereunder, such that they were split into two tranches, each of which was subject to an event-driven modification, effective from the occurrence of: (a) for the first tranche (the “First A&R Glencore Note”), the earliest of the date that is one month after the effectiveness and closing of a project loan financing for the Rochester Hub, and December 31, 2024, and (b) for the second tranche (the “Second A&R Glencore Note” and together with the First A&R Glencore Note, the “A&R Glencore Convertible Notes”), the earliest of (i) the first commercial production from the Rochester Hub, (ii) construction costs exceeding

Li-Cycle Holdings Corp.
Notes to the consolidated financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts the construction budget set forth in the project loan financing, and (iii) June 1, 2026 (each such date in the case of the foregoing clauses (a) and (b), an applicable “Modification Date”).
The Modification Date under the First A&R Glencore Note occurred on December 9, 2024. As a result, the terms of the First A&R Glencore Note were automatically modified to be consistent with the corresponding provisions of the Glencore Senior Secured Convertible Note (as defined and described below): the maturity was amended to be five (5) years from the Modification Date, the interest rate was amended to match the interest rate applicable to the Glencore Senior Secured Convertible Note, mandatory redemption is required (including, from the Modification Date, the amount equal to a specified percentage of the excess cash flow generated by the Company and its subsidiaries for the applicable fiscal year (less certain deductions and subject to pro rata application to certain other debt of the Company) in a pro rata amount under the First A&R Glencore Note and the Glencore Senior Secured Convertible Note), and the Company provided guarantees and pari passu security for the First A&R Glencore Note on substantially the same terms with the Glencore Senior Secured Convertible Note. In addition, the conversion price for the First A&R Glencore Note was adjusted to be the lesser of (x) an amount determined on the basis of a 30-Day VWAP (volume weighted average trading price) having a reference date equal to the applicable Modification Date plus a 25% premium per share, and (y) valid conversion price on Modification Date. The amendment was accounted for as a debt extinguishment and the Company recorded $58.9 million as a debt extinguishment loss presented in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2024. The First A&R Glencore Note, modified on December 9, 2024, matures on December 9, 2029. Interest on the First A&R Glencore Note is payable semi-annually, with Li-Cycle permitted to pay interest on the First A&R Glencore Note in cash or by PIK, at its election. Interest payments made in cash are based on an interest rate of the SOFR plus 5% per annum and plus 6% per annum if interest is paid in PIK. After the amendment, the effective interest rate of the A&R Glencore Convertible Notes and Glencore Senior Secured Convertible Note is 20.6%.
The Second A&R Glencore Note matures on May 31, 2027, unless the Modification Date applicable to it occurs earlier, in which case the maturity date is five years from the modification date. Interest on the Second A&R Glencore Note is payable semi-annually, with Li-Cycle permitted to pay interest on the Second A&R Glencore Note in cash or by PIK, at its election. Interest payments made in cash are based on an interest rate of the SOFR for a tenor comparable to the relevant interest payment period plus 0.42826% (the “Floating Rate”) plus 5% per annum if interest is paid in cash and plus 6% per annum if interest is paid in PIK. The Floating Rate has a floor of 1% and a cap of 2%. Second A&R Glencore Note will be subject to similar amendments, security, guarantees, and adjustment of the conversion upon the occurrence of the Modification Date applicable to it, which is expected to occur in June 2026.
On March 25, 2024, the Company issued the Glencore Senior Secured Convertible Note for an aggregate principal amount of $75.0 million to Glencore Canada Corporation, a subsidiary of Glencore plc (LON: GLEN). The Glencore Senior Secured Convertible Note will mature on March 25, 2029, unless there is an earlier repurchase, redemption or conversion. Interest on the Glencore Senior Secured Convertible Note is payable semi-annually, with Li-Cycle permitted to pay interest on the Glencore Senior Secured Convertible Note in cash or by PIK, at its election. Interest payments made in cash are based on an interest rate of the SOFR for a tenor comparable to the relevant interest payment period plus 5% per annum if interest is paid in cash or plus 6% per annum if interest is paid in PIK. If an event of default has occurred and is continuing, the interest rate will be the rate stated above, plus one percent (1%) per annum (an additional 1% will be payable in cash). The PIK election results in the capitalization of the interest by adding such interest amounts to the aggregate outstanding principal balance of the Glencore Senior Secured Convertible Note then outstanding on the applicable Interest Date.
All obligations of the Company with respect to the Glencore Senior Secured Convertible Note and, following the occurrence of the Modification Date applicable to it, the First A&R Glencore Note, are guaranteed by Li-Cycle Corp., Li-Cycle Americas Corp., Li-Cycle U.S. Inc., Li-Cycle Inc., Li-Cycle North America Hub, Inc. (the “Guarantors”), each a subsidiary of the Company, as well as by Li-Cycle Europe AG and Li-Cycle Germany GmbH (the “EMEA Guarantors” and together with the Guarantors, collectively the “Note Guarantors”). The Company and the Guarantors have also granted perfected, first priority security interests (subject to customary exceptions and permitted liens) in the assets of the Company and of its U.S. and Canadian subsidiaries, including intellectual property, and a pledge of the equity interests of each U.S. and Canadian subsidiary, all the material intragroup receivables and the material bank accounts of Li-Cycle Germany GmbH and Li-Cycle Europe AG held by such entities in their respective jurisdictions of organization, and equity interests in Li-Cycle Germany GmbH and Li-Cycle Europe AG held by Li-Cycle Europe AG and the Company, respectively.
The Glencore Senior Secured Convertible Note is subject to certain reporting and affirmative and negative operational covenants applicable to the Company and its subsidiaries (subject to customary baskets and exceptions to permit ordinary course transactions as set forth in the Glencore Senior Secured Convertible Note), including monthly, quarterly and annual financial reporting requirements, delivery of an annual operating budget and limitations on (a) the incurrence of indebtedness and liens, (b) dividends, distributions and repurchases or redemptions of capital stock, (c) certain payments in cash of indebtedness which is subordinated, junior lien or unsecured indebtedness, (d) acquisitions and other investments, (e) asset sales (including with respect to the Company’s Spoke facilities) and (f) affiliate transactions. The Glencore Senior Secured Convertible Note contains a

Li-Cycle Holdings Corp.
Notes to the consolidated financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts minimum liquidity covenant that requires us to maintain a minimum amount of liquidity of $10.0 million, to be tested monthly. In addition, the Glencore Senior Secured Convertible Note contains a capital expenditure covenant that restricts our ability to make capital expenditures in excess of $2.0 million in any transaction or series of related transactions, subject to certain exceptions.
The Company has elected to pay interest by PIK since the first interest payment on the Glencore Unsecured Convertible Note on November 30, 2022 and since the first interest payment on the Glencore Senior Secured Convertible Note on December 31, 2024. The First A&R Glencore Note, the Second A&R Glencore Note and the Glencore Senior Secured Convertible Note are referred to collectively as the “Glencore Convertible Notes”, and as at December 31, 2024, comprised the following:

Note	Date Issued	Amount Issued
First A&R Glencore Note	March 25, 2024	$116.6
Second A&R Glencore Note	March 25, 2024	114.6
Senior Secured Convertible Glencore Note	March 25, 2024	75.0
PIK	December 31, 2024	21.2
Total		$327.4
At the option of the holder (a) the First A&R Glencore Note may be converted into common shares of the Company at a conversion price as at December 31, 2024 of $3.03 per share, (b) the Second A&R Glencore Note may be converted into common shares of the Company at a conversion price as at December 31, 2024 of $75.31 per share, and (c) the Glencore Senior Secured Convertible Note may be converted into common shares of the Company at a conversion price as at December 31, 2024 of $4.09 per share. The conversion feature under the Glencore Convertible Notes has been recorded as an embedded derivative liability as the conversion ratio does not always result in a conversion of a fixed dollar amount of liability for a fixed number of shares due to the optionality of the interest rate utilized on conversion at the Company’s option.
The A&R Glencore Convertible Notes are also subject to mandatory redemption upon a change of control event or redemption at the holder’s discretion upon an event of default. The Company may redeem all or any portion of the Glencore Senior Secured Convertible Note and, following the occurrence of the Modification Date applicable to it, the First A&R Glencore Note, at any time by payment of an amount in cash equal to 100% of the principal amount of the notes being redeemed plus all accrued and unpaid interest thereon. Commencing with the delivery of the financial statements for the fiscal year ending December 31, 2026, the Company will be required to redeem a portion of the outstanding principal amount of the Glencore Senior Secured Convertible Note and the First A&R Glencore Note in an amount equal to a specified percentage of the excess cash flow generated by the Company and its subsidiaries for the applicable fiscal year (less certain deductions and subject to pro rata application to certain other debt of the Company). The Company is also required to redeem the Glencore Senior Secured Convertible Note and the First A&R Glencore Note for an amount in cash equal to the outstanding principal amount of the notes being redeemed and all accrued and unpaid interest thereon, plus a make-whole amount equal to undiscounted interest payments that would have otherwise been payable through maturity in the event of: (1) certain continuing events of default upon request by the holder, (2) certain bankruptcy-related events of default, and (3) upon a change of control transaction, unless, in each case, the Glencore Senior Secured Convertible Note and the First A&R Glencore Note, as applicable, is first converted by the holder. The change of control, an event of default, and mandatory redemption provisions under the Glencore Convertible Notes have been recorded as bifurcated embedded derivative liabilities. The bifurcated embedded derivatives are measured at fair value bundled together as a single compound embedded derivative. As at December 31, 2024, no conversion or redemption had taken place.
In connection with any optional redemption, and with respect to the Glencore Senior Secured Convertible Notes, any mandatory redemption and provided that the applicable holder has not elected to convert the Glencore Convertible Notes into common shares, the Company must issue warrants (“Glencore Warrants”) to the applicable holder on the optional redemption date or receipt of notice of redemption, as applicable, that entitle the holder to acquire, until the end of the applicable exercise period, a number of common shares equal to the principal amount of the Glencore Convertible Notes being redeemed divided by the then applicable conversion price. The initial exercise price of the Glencore Warrants will be equal to the conversion price as of the applicable redemption date.
The fair value of the embedded derivative liability upon issuance of the Glencore Convertible Notes was determined to be $46.2 million with the remaining $153.8 million, net of transaction costs of $1.3 million, allocated to the initial amortized cost of the host debt instrument. During the year ended December 31, 2024, the Company recognized a fair value gain of $105.1 million on

Li-Cycle Holdings Corp.
Notes to the consolidated financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts the embedded derivatives (for the year ended December 31, 2023: gain of $16.1 million). The embedded derivatives were valued using the Finite Difference Method. The assumptions used in the model were as follows:

	December 31, 2023	December 31, 2024
Risk free interest rate	3.8%	4.4%
Expected life of options	3.4 years	4.2 years
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	65%	82%
Share Price	$4.68	$1.79
Expected volatility was determined by calculating the average implied volatility of a group of listed entities that are considered similar in nature to the Company.
14.    Asset retirement obligations
The Company capitalizes a restoration asset and recognizes a corresponding asset retirement obligation upon entering a contractual commitment with certain future environmental or restoration obligations of any disturbances caused at its leased plant facilities. The leased properties subject to these obligations are the New York Spoke plant, the Ontario Spoke plant, the Ontario Spoke warehouse, and the Germany Spoke plant and warehouse. The amounts recognized as asset retirement obligations are estimated using the Company's expected future costs of remediation discounted to the date of recognition, based on the lease term. The carrying value of the Company's restoration assets as of December 31, 2024 is $1.0 million (December 31, 2023: $0.7 million).

Restoration assets are amortized over the lease term with amortization expense recognized in Cost of sales in the consolidated statements of operations and comprehensive income (loss). Amortization expense for the year ended December 31, 2024 was $0.1 million (for the year ended December 31, 2023: $0.1 million). Changes in asset retirement obligations due to the passage of time are measured by recognizing accretion expense in Interest expense in the consolidated statements of operations and comprehensive income (loss).
A reconciliation of the Company’s asset retirement obligations for the years ended December 31, 2024 and December 31, 2023 on a discounted basis are as follows:

	For the year ended December 31, 2024	For the year ended December 31, 2023
Balance, beginning of the year	$1.0	$0.4
Non-cash additions	0.1	0.5
Accretion of liability and foreign exchange (gain) loss	(0.1)	0.1
Balance, end of year	$1.0	$1.0
The discount rate utilized to determine the above accrued obligation was the credit adjusted risk free rate relevant in each jurisdiction as at the time of recognition of the obligation (0.37% - 10.96%). The total undiscounted amount of the obligation is $1.4 million.
15.    Common stock and additional paid-in capital
(a)Common stock and additional paid-in capital
Li-Cycle Holdings Corp. is authorized to issue an unlimited number of voting common shares without par value. All issued shares are fully paid.

Description of Securities

General

The following description of the material terms of the Company's share capital includes a summary of certain provisions of the Articles of Arrangement of the Company (the “Articles”).

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

(in millions)	Number of shares outstanding	Amount
Common shares and additional paid-in capital outstanding as at December 31, 2022	22.0	$635.3
Settlement of RSUs	0.1	—
Exercise of stock options	0.2	—
Stock-based compensation - RSUs	—	9.8
Stock-based compensation - options	—	3.6
Payment to the holders of non-controlling interest in subsidiary	—	(0.4)
Common shares and additional paid-in capital outstanding as at December 31, 2023	22.3	648.3
Settlement of RSUs	0.9	—
Issuance of common stock in connection with the ATM Program	7.2	15.5
Stock based compensation - PSUs	—	0.1
Stock based compensation - RSUs	—	8.7
Stock based compensation - options	—	0.1
Common shares and additional paid-in capital outstanding as at December 31, 2024	30.4	$672.7
Share Consolidation
At the annual general and special meeting of the Company’s shareholders on May 23, 2024, the shareholders approved an amendment to the Company’s articles of incorporation to consolidate all of the Company’s issued and outstanding common shares on the basis of a consolidation ratio within a range between two pre-consolidation common shares for one post-consolidation common share and eight pre-consolidation common shares for one post-consolidation common share, and granted to the Board the authority to fix the consolidation ratio. The Board subsequently approved a share consolidation and fixed the consolidation ratio at one post-consolidation common share for every eight pre-consolidation common shares. On June 3, 2024, the Company obtained from the Ontario Ministry of Public and Business Service Delivery a certificate of amendment in respect of the articles of amendment filed to effect a share consolidation of all the common shares at a ratio of one post-consolidation

Li-Cycle Holdings Corp.
Notes to the consolidated financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts common share for every eight pre-consolidation common shares effective on June 3, 2024 (the “Share Consolidation”). Subsequently, the Company restated the provisions of its existing articles, without any changes to such provisions, by filing restated articles of incorporation on July 18, 2024.
As a result of the Share Consolidation, every eight common shares have been automatically consolidated into one common share. Any fractional shares resulting from the Share Consolidation have been deemed to have been tendered by the holder thereof immediately following the Share Consolidation to the Company for cancellation for no consideration. The Share Consolidation did not affect the total number of authorized common shares or modify any voting rights or other terms of the common shares. The common shares began trading on a post-consolidation basis on June 4, 2024. As a result of the Share Consolidation, the exercise or conversion price and the number of common shares issuable under any of the Company’s outstanding securities that are exercisable or convertible into common shares, including under equity awards, warrants, rights, convertible notes and other similar securities, were proportionally adjusted in accordance with the terms of such securities.
At The Market Issuance
On June 28, 2024, the Company entered into an At The Market Issuance Sales Agreement (the “ATM Agreement”) to offer and sell up to $75.0 million aggregate amount of our common shares. As of December 31, 2024, the Company raised $15.5 million of net proceeds under the ATM Program by issuing an aggregate of 7,228,200 of the Company’s common shares at a weighted average price of $2.26 per share, generating gross proceeds of $16.4 million offset by fees paid of $0.9 million. The remaining capacity under the ATM Program as of December 31, 2024 was $58.6 million.
(b)Long-term incentive plans
The number of common shares authorized for awards under the Company's 2021 Long-Term Incentive Plan (“LTIP plan”) is 1,342,200 common shares as of December 31, 2024.
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
A summary of stock option activities is as follows:

	Number of stock options	Weighted average exercise price
Balance, as at December 31, 2022	546,092	35.68
Grants	136,063	46.08
Cashless exercises	(197,678)	6.48
Forfeitures/cancellations/expirations	(19,640)	78.40
Balance, as at December 31, 2023	464,837	50.72
Cashless exercises	(10,086)	2.96
Forfeitures/cancellations/expirations	(220,312)	41.78
Balance, as at December 31, 2024	234,439	61.17
Exercisable stock options as at December 31, 2024	183,103	$64.31
The aggregate intrinsic values of the stock options exercised, outstanding and exercisable were $nil, $nil, and $nil for the year ended December 31, 2024 ($6.1 million, $nil, and $nil for the year ended December 31, 2023).
Cash received from the stock options exercised for the year ended December 31, 2024 was $nil (for the year ended December 31, 2023: $nil). There were no tax benefits recognized by the Company related to stock options exercised as at December 31, 2024 (December 31, 2023: $nil).

Li-Cycle Holdings Corp.
Notes to the consolidated financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts
A summary of non-vested stock options for the year ended December 31, 2024 is shown below:

	Number	Weighted average grant date fair value
Non-vested balance as at December 31, 2022	155,849	5.56
Granted during the period	136,063	3.33
Vested during the period	(58,274)	5.69
Forfeited during the period	(14,294)	5.88
Non-vested balance, as at December 31, 2023	219,344	$55.13
Vested during the period	(100,334)	$61.64
Forfeited during the period	(67,674)	49.37
Non-vested balance, as at December 31, 2024	51,336	$49.99
A summary of the outstanding stock options is as follows:

As at December 31, 2024
Plans	Range of exercise prices	Number of stock options	Weighted-average remaining contractual life (years)	Expiration year
Legacy Plans	$ 8.56 - 17.20	39,285	5.87	April 2030 - February 2031
LTIP Plan	46.16 - 105.60	195,154	7.15	August 2031 - January 2033
Total		234,439
The Company recognized total expense of $0.1 million related to stock options for the year ended December 31, 2024 (for the year ended December 31, 2023: $3.6 million)
As of December 31, 2024, there was $0.2 million of total unrecognized compensation cost arising from stock options. This cost is expected to be recognized over a weighted average period of 0.91 years. Stock options are valued at grant date using Black-Scholes model. The total fair value of stock options vested during the year ended December 31, 2024 was $3.7 million.
There were no stock options granted during the year ended December 31, 2024 compared to stock options granted in the amount of $3.6 million during the year ended December 31, 2023 using the Black-Scholes Merton option pricing model. The assumptions used in the stock option pricing model for the grants during the previous year ended December 31, 2023 were as follows:

Risk free interest rate	3.45% - 3.59%
Expected life of options	6 years
Expected dividend yield	0%
Expected stock price volatility	57.81% - 58.65%
Expected forfeiture rate	0.19%
Expected volatility was determined by calculating the average historical volatility of a group of listed entities that are considered similar in nature to the Company.
Restricted share units
Under the terms of the Company's LTIP plan, restricted share units (“RSUs”) of Li-Cycle Holdings Corp. have been issued to executives, directors, employees and advisors. The RSU vesting periods range from several months to 3 years. The RSUs represent the right to receive common shares from Li-Cycle Holdings Corp. in an amount equal to the fair market value of a common share of Li-Cycle Holdings Corp. at the time of distribution. RSUs issued under the LTIP plan are expected to be settled in common shares. RSUs issued under the LTIP plan are classified as equity on the consolidated balance sheets.
The Company recognized stock-based compensation expense relating to RSUs totaling $8.7 million in the year ended December 31, 2024 (for the year ended December 31, 2023: $9.8 million)

Li-Cycle Holdings Corp.
Notes to the consolidated financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts
A summary of RSU activities is as follows:

	Number of RSUs	Weighted average share price on grant
Balance, as at December 31, 2022	250,085	$69.52
Granted	1,192,667	15.84
Vested and settled	(103,462)	69.60
Forfeited/cancelled/expired	(106,905)	49.04
Balance, as at December 31, 2023	1,232,385	19.33
Granted	1,858,220	5.39
Vested and settled	(912,571)	14.44
Forfeited/cancelled/expired	(330,524)	21.64
Balance, as at December 31, 2024	1,847,510	$7.32
RSUs granted in the year ended December 31, 2024 vest over 0.5 to 3 years and are settled upon vesting.
There was no tax benefit recognized by the Company related to the RSUs vested for the year ended December 31, 2024 for the year ended December 31, 2023: $nil).
As of December 31, 2024, there was $4.4 million of total unrecognized compensation cost arising from restricted stock awards. This cost is expected to be recognized over a weighted average period of 1.17 years. The total fair value of restricted stock vested during the year ended December 31, 2024 was $13.2 million.
For the year ended December 31, 2024, the Company capitalized $nil in RSU and stock option costs to assets under construction (for the year ended December 31, 2023: $0.7 million).
Performance share units
The Company approved issuance of Performance Share Units (“PSUs”) to certain employees as a part of its LTIP plan in 2024. The PSUs are contingent on meeting specific performance targets within a defined period and vest 3 years from the grant date. The PSUs represent the right to receive common shares from Li-Cycle Holdings Corp. in an amount equal to the fair market value of a common share of Li-Cycle Holdings Corp. at the time of vesting. PSUs issued under the LTIP plan are expected to be settled in common shares and are classified as equity on the consolidated balance sheets.
The Company recognized stock-based compensation expense relating to PSUs totaling $0.1 million in the year ended December 31, 2024 (for the year ended December 31, 2023: $nil)
A summary of PSU activities is as follows:

	Number of PSUs	Weighted average share price on grant
Balance, as at December 31, 2023
Granted	466,876	0.82
Balance, as at December 31, 2024	466,876	$0.82
PSUs granted in the year ended December 31, 2024 vest 3 years from the grant date upon meeting specific performance targets.
There was no tax benefit recognized by the Company related to the PSUs vested for the year ended December 31, 2024 (for the year ended December 31, 2023: $nil).
16.    Financial assets and liabilities
Fair value measurements
The Company’s financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

Li-Cycle Holdings Corp.
Notes to the consolidated financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts

As at December 31, 2024	Balance	Level 1	Level 2
Accounts receivable (subject to provisional pricing)	$0.1	$—	$0.1
Conversion feature of convertible debt (refer to Note 13 (Convertible debt))	51.3	—	51.3

As at December 31, 2023	Balance	Level 1	Level 2
Accounts receivable (subject to provisional pricing)	$0.6	$—	$0.6
Conversion feature of convertible debt (refer to Note 13 (Convertible debt))	0.4	—	0.4
Refer to Note 4 Accounts receivable above for additional details related to the measurement of accounts receivable and the concentration of credit risk of accounts receivable. Certain non-financial assets such as property, plant and equipment, operating right-of-use assets, goodwill and intangible assets are also subject to non-recurring fair value measurements if deemed impaired. The impairment models used for non-financial assets depend on the type of asset. There were no material impairments of non-financial assets for the year ended December 31, 2024, and 2023, respectively.
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
17.     Commitments and contingencies
As of December 31, 2024, there were $5.0 million in committed purchase orders or agreements for equipment and services (December 31, 2023: $8.3 million).
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
On November 27, 2023, a putative Ontario securities class action claim was filed in the Ontario Superior Court of Justice against the Company and its CEO. The claim was amended on February 8, 2024, again on May 6, 2024, and once more on August 26, 2024 as a result of the defendants' settled motion (described below). The claim is on behalf of a proposed class of purchasers of the Company’s common shares who acquired their shares during the period from February 27, 2023 through November 10, 2023. The claim, which is captioned as Wyshynski v. Li-Cycle Holdings Corp. et al., Court File No. CV-23-00710373-00CP, alleges

Li-Cycle Holdings Corp.
Notes to the consolidated financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts common law secondary market misrepresentations. It also seeks an oppression remedy under s. 248 of the Ontario Business Corporations Act, based primarily on allegations of misconduct of senior management. The Wyshynski claim alleges that the Company’s public disclosures through the class period contained misrepresentations because they omitted material facts regarding the cost of the Rochester Hub project and the availability of financing. The Wyshynski claim alleges that the purported misrepresentations were publicly corrected on (i) October 23, 2023, when the Company announced that it would pause construction on the Rochester Hub project; and (ii) November 13, 2023, with the release of the Company’s Q3 2023 earnings report. The putative class includes all Canadian resident beneficial owners who acquired Li-Cycle common shares during the class period and who held some or all of those common shares until after the release of at least one of the alleged corrective disclosures. The claim seeks compensatory damages and an award of costs, along with the appointment of a third party monitor. On April 5, 2024, the defendants moved to stay the action on the basis that New York is the more appropriate forum for the litigation. The defendants agreed to settle the motion on August 1, 2024, in exchange for certain concessions from the plaintiff which resulted in narrowing of the claims and the proposed class. The plaintiff agreed to abandon their claims under the Ontario Securities Act and constrain the class to only the Canadian resident beneficial owners of the Company's shares. On November 15, 2024, the court ordered a timetable for the exchange of pleadings and a determination of the plaintiff’s motion to certify their claim as a class action under the Ontario Class Proceedings Act. The certification motion is not scheduled to proceed to a hearing until early 2026. In view of the uncertainties inherent in litigation, we do not express a judgment as to the outcome of this litigation.
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
Subrogation Liability Claim
On or around January 2, 2024, the Company received a notice of a subrogation liability claim by an insurance company on behalf of one of the other tenants of the New York Spoke’s warehouse. The claim relates to a small fire which occurred at the building on December 23, 2023, involving lithium-ion batteries being stored at the warehouse. The claimant claims that the fire caused property damage valued at approximately $2.7 million. The Company’s general liability insurer is providing coverage for this claim, including defense of the claim.
Dispute with MasTec, its Subcontractors and other Contractors Regarding Rochester Hub Construction Contract
On April 9, 2024, MasTec Industrial Corp. (“MasTec”) commenced (i) arbitration proceedings against the Company’s subsidiary, Li-Cycle North America Hub, Inc., under the terms of the construction contract for the Rochester Hub project, and (ii) a mechanic’s lien foreclosure action in the Supreme Court, County of Monroe, New York. Several project participants, both subcontractors to MasTec and those in direct contract with Li-Cycle North America Hub, Inc., asserted cross-claims against Li-Cycle North America Hub, Inc. to foreclose their mechanic’s liens for amounts claimed to be owed. The arbitration proceedings are being conducted with the American Arbitration Association and seek recovery of $48.7 million allegedly due under the construction contract for the Rochester Hub project, plus interest, fees, costs and expenses. The Company is defending its interests and has made certain counter-claims against MasTec in the arbitration proceedings. Amounts owed to MasTec, if any, are expected to be determined in the arbitration. Additionally, on July 22, 2024, MasTec North America Inc. (an affiliate of MasTec) commenced a separate foreclosure action on behalf of several subcontractors from whom it has taken assignments. Li-Cycle North America Hub, Inc. has filed a motion to (a) stay the foreclosure actions; and (b) consolidate the MasTec North America Inc. foreclosure action with the foreclosure action commenced by MasTec, which was granted on March 17, 2025. For reporting purposes, the amount claimed in the arbitration proceedings has been reflected in the Company’s accounts payable. No reductions or set-offs have been made in relation to the Company’s counter-claims.

Li-Cycle Holdings Corp.
Notes to the consolidated financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts
18.    Loss per share

	Year ended December 31, 2024	Year ended December 31, 2023
Total net loss	$(137.7)	$(138.0)
Weighted average number of common shares (in millions)	23.5	22.2
Effect of dilutive securities:
Stock options	—	—
Restricted share units	—	—
Dilutive number of shares	23.5	22.2
Basic and diluted loss per share	$(5.86)	$(6.22)
Adjustments for diluted loss per share were not made for the years ended December 31, 2024, and 2023, as they would be anti-dilutive in nature. The following table presents shares from instruments that could dilute basic loss per share in the future, but were not included in the calculation of diluted loss per share because they are antidilutive for the periods presented:

As at	December 31, 2024	December 31, 2023
Stock options	0.2	0.5
Convertible debt
KSP Convertible Notes	1.3	1.2
Glencore Convertible Notes	62.5	3.0
Restricted share units	1.8	1.2
Total	65.8	5.9
19.    Segment reporting
The Company’s Chief Executive Officer ("CEO"), as the chief operating decision maker ("CODM"), organizes the Company, manages resource allocations, and measures performance on the basis of one operating segment. The Company evaluates performance based on consolidated net income (loss). The CODM additionally considers forecasted information quarterly for net income (loss) when making decisions regarding capital and personnel needs. The CODM reviews information at the consolidated entity level and does not distinguish the principal business or group the operations by geographic locations or use asset or liability information when measuring performance or allocating resources. While the Company’s products are sold across different geographies, all products are managed as one product category under one operating and reportable segment. Furthermore, the Company notes that monitoring financial results as one reportable segment helps the CODM manage expenses and resource allocation on a consolidated basis, consistent with the Company’s operations and centralized management structure.
The Company does not regularly provide the CODM with more detailed segment expense information beyond what is included in the consolidated statements of operations and comprehensive loss. The significant expense categories used to manage operations are those reflected in our consolidated statements of operations and comprehensive loss. Refer to the consolidated statements of operations and comprehensive loss included in the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
The Company’s long-lived assets are in the following geographic locations:

	Canada	United States	Germany	Other	Total
Long-lived assets
As at December 31, 2024	$41.5	$693.4	$26.2	$13.2	$774.3
As at December 31, 2023	57.0	618.9	34.9	26.2	737.0
The Company’s revenue by geographic location is as follows:

	Canada	United States	Germany	Other	Total
Revenues
Year ended December 31, 2024	$0.3	$19.8	$7.9	$—	$28.0
Year ended December 31, 2023	1.0	16.3	—	1.0	18.3

Li-Cycle Holdings Corp.
Notes to the consolidated financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts
20.    Income taxes
Net loss before income tax includes the following components:

	For the year ended December 31, 2024	For the year ended December 31, 2023
Canada	$(49.3)	$(72.0)
Foreign	(88.4)	(65.9)
Total	$(137.7)	$(137.9)
The expense for income taxes consists of:

	For the year ended December 31, 2024	For the year ended December 31, 2023
Current
Canada	$—	$—
Foreign	—	0.1
	$—	$0.1
Deferred and other
Canada	$—	$—
Foreign	—	—
	$—	$—
Income tax expense	$—	$0.1
The recovery of income taxes differs from the amount obtained by applying the statutory Federal and Provincial/State income tax rates to the loss for the period as follows:

	For the year ended December 31, 2024	For the year ended December 31, 2023
Net loss for the year before tax	$(137.7)	$(137.9)
Statutory tax rates	26.5%	26.5%
	$(36.5)	$(36.5)
Change in valuation allowance	$30.5	$26.1
Rate differential	7.0	3.0
Internal transfer of intangible property	—	4.0
PY True-Ups and Other	(3.4)	0.1
Non-deductible item and others	2.4	3.4
Income tax expense (recovery)	$—	$0.1
As of December 31, 2024, the Company has net operating losses of approximately $455.1 million (December 31, 2023: $328.9 million) related to Canada and the United States available to reduce net income for tax purposes in future years. Management believes there is insufficient evidence that the income tax benefits related to these losses and other potential deferred income tax assets will be realized. Accordingly, the Company has provided for a valuation allowance against the net amount of deferred income tax assets in the Consolidated Financial Statements.
As of December 31, 2024, the Company has aggregate non-capital losses for Canadian income tax purposes of approximately $267.7 million (December 31, 2023: $228.1 million), that expire in the period 2037 to 2042. In addition, the Company has net operating losses for US income tax purposes of approximately $148.6 million (December 31, 2023: $79.7 million) that carryforward indefinitely. The net operating losses for income tax purposes in other jurisdictions, on which valuation allowances have been recorded, consists of approximately $12.1 million which can be carried forward indefinitely and $26.8 million which will expire beginning 2029 to 2037.

Li-Cycle Holdings Corp.
Notes to the consolidated financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts
The components of deferred tax assets and liabilities are as follows:

	For the year ended December 31, 2024	For the year ended December 31, 2023
Deferred tax assets
Tax losses and credits carryforwards	$113.1	$82.6
Share issuance costs	3.5	6.6
Convertible debt	—	—
Reserves and provisions	0.2	0.1
RIFE Pool	10.5	—
Other	3.5	2.8
Right of use assets, net of lease liabilities	0.4	0.9
Deferred income tax assets	$131.2	$93.0
Less valuation allowance	(100.0)	(68.9)
Deferred tax assets, net of valuation allowance	$31.2	$24.1

Deferred tax liabilities
Property, plant and equipment, due to differences in amortization	$(6.6)	$(8.0)
Convertible debt, due to differences in amortization	(24.6)	(16.1)
Deferred tax liabilities, net of valuation allowance	$(31.2)	$(24.1)

Net deferred income tax assets (liabilities)	$—	$—
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
Certain of our subsidiaries are subject to taxation in Canada, the United States and other foreign jurisdictions. The material jurisdictions in which we are subject to potential examinations include Canada and the United States. We are open to examination by Canadian tax authorities for the 2020 to 2024 tax years and by U.S. tax authorities for the 2021 to 2024 tax years. We are currently under examination by Canadian tax authorities for income tax matters for the 2021 tax year.
There are no unrecognized tax benefits reflected in the deferred tax asset balances.
21.    Subsequent events
Underwritten Offering
On January 14, 2025, Li-Cycle commenced an underwritten public offering in the United States (the "Underwritten Offering") to offer and sell units consisting of (i) common shares (or pre-funded warrants in lieu thereof) and (ii) warrants to purchase common shares.
On January 16, 2025, the Company closed the Underwritten Offering with gross proceeds of approximately $15.0 million before deducting offering expenses payable by the Company including underwriting fees and expenses. Li-Cycle intends to use the net proceeds from the offering for working capital and general corporate purposes.
The Underwritten Offering consisted of 5,000,000 units (the “Units”) and 10,000,000 pre-funded units (“Pre-Funded Units”). Each Unit consists of: (i) one common share, (ii) one Series A Warrant to purchase one common share (“Series A Warrant”), and (iii) one Series B Warrant to purchase one common share (“Series B Warrant”). Each Pre-Funded Unit consists of: (i) one pre-funded warrant to purchase one common share (the “Pre-Funded Warrant” and together with the Series A Warrant and the Series B Warrant, the “Warrants”), (ii) one Series A Warrant, and (iii) one Series B Warrant.
The public offering price per Unit was $1.00 and the public offering price per Pre-Funded Unit was $0.99999, which is equal to the public offering price per Unit minus an exercise price of $0.00001 per Pre-Funded Warrant. The initial exercise price of each Series A Warrant is $1.00 per common share. The Series A Warrants will be immediately exercisable and will expire on the eight-month anniversary of the initial date of issuance (i.e., September 16, 2025). The initial exercise price of each Series B

Li-Cycle Holdings Corp.
Notes to the consolidated financial statements

All dollar amounts presented are expressed in millions of US dollars except share and per share amounts
Warrant is $1.00 per common share. The Series B Warrants will be immediately exercisable and will expire on the five-year anniversary of the initial date of issuance (i.e., January 16, 2030).
In connection with the Underwritten Offering, the Company granted Aegis Capital Corp. a 45-day option to purchase additional common shares and/or Series A Warrants and/or Series B Warrants representing up to 15% of the total common shares and up to 15% of the total Series A Warrants and Series B Warrants sold in the Offering solely to cover over-allotments, if any, at a price of $0.99998 per common share, $0.00001 per Series A Warrant, and $0.00001 per Series B Warrant. On January 27, 2025, Aegis Capital Corp. exercised its over-allotment option in full, resulting in additional gross proceeds of approximately $2.25 million before deducting offering expenses payable by the Company, including underwriting fees and expenses.
In connection with the Underwritten Offering, on January 14, 2025, the Company entered into a consent and waiver agreement (the “Consent and Waiver Agreement”) with Glencore Canada Corporation, a related party of the Company and the holder of the Glencore Convertible Notes, pursuant to which Glencore Canada Corporation has, among other things, granted its consent to the issuance by the Company of the Warrants and agreed to waive any potential default or event of default under the Glencore Senior Secured Convertible Note which may occur as a result of the issuance of the Warrants and the Company’s compliance with certain terms of the Warrants (the “Consent and Waiver Agreement”). In return, the Company agreed to amend the Glencore Convertible Notes and the form of warrants attached thereto (collectively, the “Glencore Notes”), to reflect any terms contained in the Warrants that are more favorable to the holders of the Warrants than those contained in the Glencore Notes, to the extent requested by Glencore, within ten business days following the closing of the Offering. The Glencore Notes and the Glencore Senior Secured Convertible Notes Purchase Agreement have now been amended and restated as required by the Consent and Waiver Agreement, as described below.
Amendment of the Glencore Convertible Notes and the Glencore Warrants
In accordance with the Consent and Waiver Agreement, on January 31, 2025, the Company amended and restated each of the Glencore Convertible Notes (including the form of warrants attached thereto). The Company also entered into an amendment to the Glencore Senior Secured Notes Purchase Agreement to, among other things:
•Entitle the holders of the Glencore Convertible Notes (and any holders of Glencore Warrants) to equivalent pro rata distributions made to common shareholders;
•Entitle any holders of Glencore Warrants issued in accordance with the Glencore Convertible Notes to have the Company repurchase their Glencore Warrants for cash upon a change of control, at the holder’s option, based on a Black-Scholes lite valuation;
•Entitle holders of the Glencore Convertible Notes (and any holders of Glencore Warrants) to an economic anti-dilution adjustment, in addition to modification of the conversion or exchange price, as applicable, in the event of a reverse stock split or similar share combination;
•Add provisions to the Glencore Convertible Notes (and the Glencore Warrants) that specify conversion or exchange price adjustments, as applicable, in connection with the future issuance by the Company of additional common shares or instruments exchangeable or convertible into common shares;
•Add provisions to the Glencore Convertible Notes (and the Glencore Warrants) that provide for compensation in the event that the Company fails to timely deliver common shares upon conversion of the Glencore Convertible Notes or exercise of the related Glencore Warrants, as applicable; and
•Remove contractual transfer restrictions on the Glencore Warrants issued in accordance with the Glencore Convertible Notes and the common shares underlying such Glencore Warrants.

NYSE Delisting and Quotation on OTCQX® Best Market
On February 26, 2025, the Company announced that it had received written notice from the NYSE that it had suspended trading of the common shares and started the process to delist the common shares from the NYSE. The NYSE determined that the Company was not in compliance with the requirements of Section 802.01C of the NYSE’s Listed Company Manual, because the average closing price of the common shares was less than $1.00 over a consecutive 30 trading-day period and the Company had effected a reverse stock split within the prior one-year period. The Company did not appeal the NYSE’s delisting determination. The Company obtained waivers from its convertible debt holders, Glencore Canada Corporation and Wood River Capital, LLC, under the terms of the Glencore Convertible Notes and the KSP Convertible Notes, respectively, to permit the Company to move to the OTCQX® Best Market as an eligible market for the common shares, which waivers extend to April 30, 2025. The common shares commenced trading on OTCQX under the symbol “LICYF” on February 27, 2025. The Company plans to list its common shares on another eligible market in accordance with the terms of its convertible debt, or to seek a further extension of the waivers, prior April 30, 2025.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
[None.]
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Li-Cycle's management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, its Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2024, its disclosure controls and procedures were not effective, due to the material weaknesses in the Company's internal control over financial reporting described below.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing, maintaining and assessing the effectiveness of internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s ICFR is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Li-Cycle has identified material weaknesses in its ICFR. A material weakness is a deficiency or a combination of deficiencies in ICFR, such that there is a reasonable possibility that a material misstatement of Li-Cycle’s financial statements will not be prevented or detected on a timely basis.
As of December 31, 2024, management assessed the effectiveness of the Company’s ICFR based on the criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded ICFR was not effective due to the following material weaknesses as of December 31, 2024:
•The Company did not maintain an effective control environment due to an insufficient number of experienced personnel with the appropriate technical training to allow for a detailed review of transactions that would identify errors in a timely manner.
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
These control deficiencies have a pervasive effect on the company’s ICFR and have resulted in misstatements which were corrected prior to the release of our Consolidated Financial Statements as of and for the year ended December 31, 2024.
Changes in ICFR
Li-Cycle has continued to implement its remediation plan to address the material weaknesses and their underlying causes. The Company continues to work alongside external advisors with subject matter expertise and additional resources to establish and strengthen all elements of the Company’s ICFR program.
Control Environment

With respect to the material weakness related to the control environment, during the year ended December 31, 2024, the Company stabilized its finance staffing and focused on reorganizing reporting lines and responsibilities in financial reporting and finance operations.
The Company believes further development of the finance staff complement is warranted to remediate the material weakness in the control environment. The Company intends to do so at a pace commensurate with other priorities.
Risk Assessment
With respect to the material weakness related to risk assessment, the Company took the following actions:
•Executed a quantitative and qualitative risk assessment of its financial reporting to roll forward its top-down approach to ICFR and develop the scope of management’s evaluation for the year.
•Ensured its risk assessment remained responsive to changes occurring in the business throughout the year.
•Maintained its fraud risk assessment, where all fraud risks have been mapped to key controls to ensure appropriate coverage.
The Company believes the above actions, as well as efforts to enhance the collective expertise of the Company's finance department, will likely remediate the material weakness in risk assessment.
Information and Communication
With respect to the material weakness related to information and communication, the Company took the following actions:
•Enhanced processes and technology for communicating internal control information to internal stakeholders, including objectives and responsibilities.
•Continued to communicate with the Audit Committee the Company's progress in remediating control deficiencies and the material weaknesses.
•Improved year over year with respect to the design and operating effectiveness of IT general controls and controls at service organizations.
The Company believes these actions will likely remediate the material weakness in information and communication processes; however, remediation is strongly linked with remediation of control activities and the control environment, due to their interconnected nature.
Control Activities
Management has designed and implemented key controls within its business processes and over the financial statement close, which it believes is sufficient to address the risks of material misstatement in its financial reporting. Remediation of identified key control design and implementation deficiencies has continued to be a management priority throughout 2024 as it carried out its annual evaluation.
Management continues to make progress in remediation of this material weakness but due to challenges in maintaining staffing capacity, the Company remains unable to conclude that it has remediated this material weakness primarily due to inadequate documentation to support the operating effectiveness of controls.
Status of Remediation Plan
The Company made progress in remediating its material weaknesses as discussed above under “Changes in ICFR” as at the end of 2024. Management remains committed to implementing changes to its ICFR to ensure that the control deficiencies that contribute to the remaining material weaknesses are remediated.
The following remedial activities remain in progress as at the date of this Annual Report on Form 10-K and are expected to continue through 2025. Not all of the controls associated with these remedial activities have been subject to sufficient testing to conclude on their design or operational effectiveness.

•We will continue to communicate with and provide guidance to control owners on the execution and documentation of controls across business processes and at the entity level to ensure the design and implementation of control activities in the year ended December 31, 2024, carries forward to achieve operating effectiveness.
•We will build on improvements in the operation of IT general controls to ensure our processes and technology support the needs of control owners for timely, reliable information.
•We will maintain efforts to develop finance management and staff in key roles to rebuild the collective expertise and business knowledge of the finance team.
Following the implementation of the remedial actions as described above, management has discussed the remaining material weaknesses with the Audit Committee, which will continue to review progress on these remedial activities. While we believe these actions will contribute to the remediation of material weaknesses, we have not yet completed all of the corrective actions and related evaluation or remediation that we believe are necessary. Until the remedial steps are fully implemented and operate for a sufficient period of time that they can be concluded to be operating effectively, the remaining material weaknesses will not be considered fully remediated. Despite the significant progress made toward remediation of the remaining material weaknesses, no assurance can be provided at this time that the actions and efforts will effectively remediate the remaining material weaknesses described above or prevent the incidence of other material weaknesses in the Company’s ICFR in the future. We do not know the specific timeframe needed to fully remediate the remaining material weaknesses identified above. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K.
Management, including the CEO and CFO, does not expect that disclosure controls and procedures or ICFR will prevent all misstatements, even as the remedial measures are implemented and further improved to address the material weaknesses. The design of any system of internal controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions.
Except for the steps taken to address the material weaknesses in the Company’s ICFR as described above, no changes in the Company's ICFR occurred during the three months and year ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company's ICFR.
ITEM 9B. OTHER INFORMATION
During the fourth quarter of 2024, neither the Company nor any of its director or officers adopted or terminated any 10b5-1 trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c ) or any other non-Rule 10b5-1 trading arrangement.
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

Directors and Executive Officers	Age	Position/Title	Date First Elected or Appointed

Ajay Kochhar	33	President & Chief Executive Officer	August 10, 2021
Mark Wellings	61	Corporate Director	August 10, 2021
Anthony Tse	54	Corporate Director	August 10, 2021
Scott Prochazka	59	Corporate Director	August 10, 2021
Kunal Sinha	44	Corporate Director	May 31, 2022
Jacqueline A. Dedo	63	Corporate Director	August 8, 2022
Susan Alban	42	Corporate Director	April 27, 2023
Diane Pearse	67	Corporate Director	April 27, 2023
Craig Cunningham	41	Chief Financial Officer	July 20, 2024
Conor Spollen	58	Chief Operating Officer	March 26, 2024
Chris Biederman	40	Chief Technology Officer	August 10, 2021
Carl DeLuca	57	General Counsel and Corporate Secretary	August 10, 2021
Christine Barwell	59	Chief Human Resources Officer	January 1, 2023
Dawei Li	42	Chief Commercial Officer	March 26, 2024
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
Mark Wellings
Mark Wellings has served as a director of the Company since the consummation of the Business Combination on August 10, 2021. Mr. Wellings is a finance professional with over 30 years international experience in both the mining industry and mining finance sector. Mr. Wellings initially worked in the mining industry both in Canada and Australia in exploration, development and production capacities. He then joined the investment dealer GMP Securities L.P. where he co-founded the firm’s corporate finance mining practice. During over 18 years at GMP Securities L.P., Mr. Wellings was responsible for, and advised on, some of the Canadian mining industry’s largest transactions, both in equity financing and mergers and acquisitions. Since then, he has been appointed to several public and private boards and is also the Vice Chair of Lithium Royalties Corp. (TSX: LIRC). Mr. Wellings is a Professional Engineer and holds a Master of Business Administration degree and a Bachelor of Applied Science degree in Geological Engineering.

Anthony Tse
Anthony Tse has served as a director of the Company since the consummation of the Business Combination on August 10, 2021. Mr. Tse has close to 30 years of private and public corporate experience in numerous high-growth industries spanning technology, media and telecoms, natural resources and specialty chemicals, and more recently the energy transition sectors, in particular the EV and LIB value chain. His roles have been predominantly in senior management, with a focus on strategy and development, M&A and corporate finance internationally – he has managed businesses and operations across four continents spanning the Greater China and Asia region, Australia, North and South America. Mr. Tse is the former Managing Director and Chief Executive Officer of Galaxy Resources, where he served on the board for 11 years and grew the company, following its merger with Orocobre Limited in 2021 to create Allkem Limited, to become one of the Top 5 lithium producers globally. He is also the Board Chair of Nano One Materials Corp. (TSX: NANO), a clean technology company specializing in the production of low-cost, high-performance cathode active materials for lithium-ion batteries; and a Director of Minviro Limited, a global leader in sustainability measurement, reporting and life cycle assessment. In addition, he a strategic advisor to Sicona Battery Technologies, a leading developer of silicon-composite materials for next generation lithium battery anode technologies; Critical Resources Limited (ASX: CRR), a natural resources company focused on developing lithium and other critical metals projects in Ontario, Canada, and Novalith Technologies, a developer of direct lithium extraction technologies. Aside from his industry roles, Mr. Tse is also a Senior Advisor to EMR Capital (a global natural resources investment group) portfolio of companies, with whom he is focused on upstream through to mid- and downstream investments in the energy transition sector and was an Operating Partner with the Global Private Equity Group of Franklin Templeton (NYSE: BEN), a global asset management organization.
Scott Prochazka
Scott Prochazka has served as a director of the Company since the consummation of the Business Combination on August 10, 2021. Mr. Prochazka serves as director of Black Hills Corp. (NYSE: BKH), and Saudi Electric Company (Tadawul: SJSC). Mr. Prochazka served as the President and Chief Executive Officer and a director of CenterPoint Energy, an NYSE-listed, Fortune 500 energy delivery company with electric transmission and distribution, power generation and natural gas distribution operations (“CenterPoint”) from January 1, 2014 to February 20, 2020. Prior to that role, Mr. Prochazka held several positions at CenterPoint since 2011, including Executive Vice President, Chief Operating Officer and Senior Vice President and Division President, Electric Operations. Mr. Prochazka received his B.S. in Chemical Engineering from the University of Texas in Austin.
Mr. Prochazka was initially elected to the Company’s Board as a nominee of Peridot Acquisition Sponsor, LLC, pursuant to the Investor Agreement. See the section titled “Item 13. Certain Relationships and Related Transactions and Director Independence—Certain Relationships and Related Transactions—Peridot/Li-Cycle Investor Agreement” for additional information.
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
Mr. Sinha was elected to the Company’s Board as a nominee of Glencore, pursuant to the Glencore Note Purchase Agreement. See “Item 13. Certain Relationships and Related Transactions and Director Independence—Certain Relationships and Related Transactions—Glencore Note Purchase Agreement” for additional information.
Jacqueline A. Dedo
Jacqueline A. Dedo has more than 40 years of experience across a variety of functions and verticals in the automotive industry, with a focus on strategy development and creating customer value. She is co-founder of Aware Mobility, LLC. She previously served as President of the Piston Group and Chief Strategy and Supply Chain Officer for Dana Holding Corp. (NYSE: DAN). Ms. Dedo has also previously held various leadership positions at The Timken Company (NYSE: TKR), Motorola (NYSE:MSI), and Robert Bosch Corporation. Ms. Dedo currently sits on the board of directors of Cadillac Products Automotive Company, a private, internationally-recognized leader in the plastics converting industry; Workhorse Group Inc. (Nasdaq: WKHS), an American technology company focused on pioneering the transition to zero-emission commercial vehicles; Carbon Revolution plc (Nasdaq: CREV), a leading global manufacturer of lightweight advanced technology carbon fiber wheels; and Ballard Power Systems (Nasdaq: BLDP), a leading global provider of innovative clean energy fuel cell solutions. Ms. Dedo earned her Bachelor of Science degree in electrical engineering from Kettering University in Flint, Michigan. She has been involved in numerous charitable organizations and has been honored on multiple occasions by Automotive News as one of the “Top 100 Leading Women in the Automotive Industry.”
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
Ms. Alban was initially elected to the Company’s Board pursuant as a nominee of Peridot Acquisition Sponsor, LLC, pursuant to the Investor Agreement, following being nominated by Peridot Acquisition Sponsor, LLC. See “Item 13. Certain Relationships and Related Transactions and Director Independence—Certain Relationships and Related Transactions—Peridot/Li-Cycle Investor Agreement” for additional information.
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
Craig Cunningham
Craig Cunningham was appointed Interim Chief Financial Officer on March 26, 2024 and Chief Financial Officer on July 20, 2024. Mr. Cunningham has more than 17 years of accounting, finance, operational and capital markets experience and previously served as Chief Financial Officer of Electra Battery Materials from June 2022 to July 2023, where he was a key contributor to the company’s strategy and provided key financial oversight and controls to major projects. Prior to joining Electra Battery Materials, Mr. Cunningham served as Vice President and Regional Financial Officer at Kinross Gold, from March 2020 to March 2022, where he oversaw finance, information technology, supply chain and logistics, and administration functions in Russia. Mr. Cunningham also served as Regional Financial Officer at Kinross Gold, from September 2017 to March 2020. Mr. Cunningham has a Bachelor of Accounting from Brock University and received an MBA from Ivey Business School at Western University in Canada. He is a Chartered Public Accountant and a Chartered Accountant.

Chris Biederman
Chris Biederman has served as Chief Technical Officer of the Company since the consummation of the Business Combination on August 10, 2021. Mr. Biederman joined Li-Cycle in 2020 as the Chief Process Engineer before being promoted to Chief Technical Officer. Mr. Biederman is a professional engineer with 15 years of process engineering experience. Mr. Biederman brings extensive expertise to his current role, having acted as Lead Process Engineer for numerous large and small EPCM projects in the mining industry. He has experience working on greenfield and brownfield projects and overseeing bench-scale and pilot-scale testing. Mr. Biederman is also a skilled project manager with a robust history leading multi-disciplinary engineering teams and delivering successful projects. Previous to his role with Li-Cycle, he spent time at Hatch as a Senior Engineer and Technology Commercialization Portfolio Manager; he is also the Founder and Managing Director of Biederman Engineering. Mr. Biederman is a graduate of the University of Waterloo’s Chemical Engineering program and is a registered engineer with the Professional Engineers of Ontario.
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
Conor Spollen
Conor Spollen has served as Chief Operating Officer since March 26, 2024, prior to serving as SVP, Project Delivery at the Company from July 2022 to March 2024, and previously served as SVP, Hub Deployment, from January 2022 to July 2022. Mr. Spollen has more than 33 years of international mining and metallurgical experience, having served in global leadership roles in a number of companies. Prior to joining the Company, Mr. Spollen served as a General Manager, Engineering at United States Steel Corporation, from April 2020 to January 2022, and as Project Director, from August 2019 to April 2020. From February 2019 to August 2019, Mr. Spollen was Principal at Spollen Minerals Engineering. Mr. Spollen served as Head of Technology and Development (Chief Technology Officer) at Vale Base Metals from May 2018 to September 2018, where he helped provide oversight for development from exploration to project execution, risk management, health, safety and environment, geology and mine planning, technology, and innovation. He also served as Chief Operating Officer, Canada & UK, Operations and Projects at Vale Base Metals, from January 2015 to May 2018. Mr. Spollen is a Professional Engineer, a Chartered Engineer, and sat on the Board of the Centre for Excellence in Mining Innovation (CEMI). He is on the panel of experts for Geoscience Ireland. Mr. Spollen holds a Bachelor of Engineering in Minerals Engineering from the Camborne School of Mines and received an MBA from Chifley School of Business at Torrens University Australia.
Dawei Li
Dawei Li has served as Chief Commercial Officer since March 26, 2024, prior to serving as Regional President, APAC of the Company from November 1, 2021 to March 25, 2024. Mr. Li brings more than 15 years of experience in strategy development and leading growth in new markets for international companies. Before joining Li-Cycle, Mr. Li served as the Global Business Director for battery-grade lithium carbonate at the Albemarle Corporation, where he developed growth strategy and executed on business development plans and commercial negotiations. Previously, he held roles at Eastman Chemical Company, managing global product lines, leading growth initiatives, and launching efforts to generate demand for existing products while commercializing novel ones. Mr. Li began his career in Shanghai, China working for PricewaterhouseCoopers. Mr. Li holds a BBA in Marketing from Shanghai University of Finance and Economics, and an MBA from the Darden School of Business at the University of Virginia.
Code of Ethics
The Board has adopted a Code of Ethics applicable to all of our directors, officers, employees and agents, including our President and CEO, Chief Financial Officer, controller or principal accounting officer, or other persons performing similar functions, which is a “code of ethics” as defined in Item 406(b) of Regulation S-K and which is a “code” under NI 58-101. The Code of Ethics sets out the Company’s fundamental values and standards of behavior that are expected from our directors, officers and employees with respect to all aspects of our business. The objective of the Code of Ethics is to provide guidelines for maintaining the Company’s integrity, reputation and honesty with a goal of honoring others’ trust in us at all times.
The full text of the Code of Ethics is posted our website at www.li-cycle.com. Information contained on, or that can be accessed through, our website does not constitute a part of this Annual Report on Form 10-K and is not incorporated by reference herein. If we make any amendment to the Code of Ethics or grant any waivers, including any implicit waiver, from a provision of the Code of Ethics, we will disclose the nature of such amendment or waiver on our website to the extent required by the rules and regulations of the SEC and the Canadian Securities Administrators. If a waiver or amendment of the Code of Ethics applies to our principal executive officer, principal financial officer, principal accounting officer or controller and relates to standards promoting any of the values described in Item 406(b) of Regulation S-K, we will disclose such waiver or amendment on our website in accordance with the requirements of Item 5.05 of Form 8-K and Item 406(d) of Regulation S-K.
Audit Committee
The Company has a standing Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act. The Audit Committee is comprised of Scott Prochazka (Chair), Mark Wellings, Jacqueline A. Dedo and Diane Pearse. Our Board has determined that each of the Audit Committee members is an independent director, as required by applicable SEC, OTCQX rules and National Instrument 52-110 — Audit Committees. Our Board has also determined that at least two members of the Audit Committee, namely Scott Prochazka and Diane Pearse, qualify as “Audit Committee financial experts,” as such term is defined in Item 407 of Regulation S-K, and that all members of the Audit Committee are “financially literate,” as such term is defined in NI 52-110.
Insider Trading Policy
We have adopted an Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, employees and consultants, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. The policy prohibits all individuals subject to the Insider Trading Policy from trading in the Company’s securities (including related derivative securities) while aware of material nonpublic information, and also prohibits “tipping” such information. Additionally, all persons subject to the Insider Trading Policy are prohibited from trading securities during various periods throughout the year in connection with the public release of our quarterly financial results, and certain individuals must receive pre-clearance from our General Counsel prior to engaging in any transaction in the Company’s securities. The Insider Trading Policy also sets forth the Company’s policy to comply with all applicable securities laws and stock exchange rules when engaging in transactions in Company securities. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
Named Executive Officers
Our named executive officers for the fiscal ended December 31, 2024 consisting of the Company’s Chief Executive Officer and other two most highly compensated executive officers (collectively, the “named executive officers” or “NEOs”), were:
•Ajay Kochhar, Chief Executive Officer;

•Craig Cunningham, Chief Financial Officer (VP Finance from March 19, 2024 to March 25, 2024, Interim Chief Financial Officer from March 26, 2024 to July 19, 2024 and Chief Financial Officer from July 20, 2024); and
•Carl DeLuca, General Counsel & Corporate Secretary.
Summary Compensation Table
The following table shows, for the fiscal years ended December 31, 2024, and December 31, 2023, compensation awarded or paid to our named executive officers.

Name and Principal Position (1),(2)	Year	Salary ($)	Bonus ($)	Stock Awards ($) (3)	Option Awards ($) (4)	Non-Equity Incentive Plan Compensation ($) (5)	All Other Compensation ($) (6)	Total Compensation ($)
Ajay Kochhar Chief Executive Officer	2024	600,000	—	1,127,404	—	—	47,097	1,774,501
	2023	592,329	—	843,750	843,750	—	43,430	2,323,259
Craig Cunningham Chief Financial Officer	2024	180,822	—	599,744	—	—	275,297	1,055,863
	2023	—	—	—	—	—	—	—
Carl DeLuca General Counsel & Corporate Secretary	2024	520,000	—	618,702	—	—	46,928	1,185,630
	2023	514,630	—	220,938	220,938	—	43,743	1,000,249
(1)    Mr. Cunningham was appointed VP Finance on March 19, 2024, and Interim Chief Financial Officer on March 26, 2024, with his services provided through a staffing agency until July 19, 2024. Effective July 20, 2024, he was appointed Chief Financial Officer and became a full-time employee of the Company.
(2)    In the above table, all compensation is disclosed in U.S. dollars. A portion of the cash compensation for each NEO was paid in Canadian dollars. Those Canadian dollar amounts have been converted to U.S. dollars using the Bank of Canada’s average exchange rate for (a) the twelve-month period ended December 31, 2024 of CA$1.00 = U.S. $0.7302, and (b) for the twelve-month period ended December 31, 2023 of CA$1.00 = U.S.$0.7410.
(3)    The amounts reported in this column reflect the aggregate grant-date fair value of restricted share units (“RSUs”) and performance share units (“PSUs”) granted in each period, computed in accordance with ASC Topic 718. The PSUs are subject to performance-based vesting conditions and the number of awards is stated at 150% of target (which is the maximum level of performance). We provide information regarding the assumptions used to calculate the value of all RSUs and PSUs granted to NEOs in Note 2 and Note 15 to the Consolidated Financial Statements contained in this Annual Report on Form 10-K. The amounts reported do not reflect whether the applicable NEO has actually realized or will realize an economic benefit from these awards.
(4)    The amounts reported in this column reflect the aggregate grant-date fair value of stock options granted in each period, computed in accordance with ASC Topic 718. We provide information regarding the assumptions used to calculate the value of all option awards granted to NEOs in Note 2 and Note 15 to the Consolidated Financial Statements contained in this Annual Report on Form 10-K. The amounts reported do not reflect whether the NEO has actually realized or will realize an economic benefit from these awards.
(5)    The amounts reported in this column represent performance-based cash bonuses under the Company’s short-term incentive plan for the applicable period The Board determined that it was in the best interests of the Company to exercise its discretion to make no payments with respect to the 2023 STIP. The Board has not yet determined whether to make any payments to the Company’s executive officers in respect of the 2024 STIP, in view of the Company’s Cash Preservation Plan. Any payments made in respect of the 2024 STIP are expected to be disclosed in a Current Report on Form 8-K following the date of this Annual Report on Form 10-K.
(6)    The amounts reported in this column represent the value of employer’s contribution to employee’s group retirement savings plan, if applicable, and other taxable benefits (including electric vehicle allowance, on-site parking and executive medical coverage) and, in the case of Mr. Cunningham, fees paid to a third party staffing agency for his services at Interim Chief Financial Officer in the amount of $249,314. The Company matches the employee’s contribution up to 6% of base salary into a group retirement savings plan, subject to statutory maximums. The table below further illustrates the values paid for each component for fiscal 2024:

Name and Principal Position (1)	Year	Executive Medical ($)	Employer Contribution to Group Retirement ($)	Electric Vehicle Allowance ($)	On-Site Parking ($)	Other	Total Compensation ($)
Ajay Kochhar Chief Executive Officer	2024	3,296	11,523	27,799	2,278	2,201	47,097
Craig Cunningham Chief Financial Officer	2024	3,296	9,237	12,787	949	249,028	275,297
Carl DeLuca General Counsel & Corporate Secretary	2024	3,127	11,523	29,925	2,278	75	46,928
Narrative to Summary Compensation Table
The Company’s executive compensation plan includes a mix of annual base salary, short-term cash incentives and long-term equity incentives, as described below.
Annual Base Salary
Our named executive officers receive an annual base salary to compensate them for services rendered to us. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. The 2024 annual base salaries for our NEOs were as follows: (i) base salary for the CEO was frozen at 2023 levels; (ii) base salary for the new CFO was established at $400,000; and (iii) base salary for the General Counsel & Corporate Secretary was frozen at 2023 levels.
Short-Term Incentive Plan (“STIP”)
We provide our executives with the eligibility to earn an annual cash bonus upon the achievement of pre-established corporate performance goals based on a percentage of base salary, which is designed to motivate our executive officers to meet key short-term operational and financial performance objectives. The STIP targets vary by organizational level, with the CEO’s target being 120% of base salary and the other executive officers’ target being 70% of base salary. Performance results are based on corporate performance, as measured by the corporate scorecard, and departmental performance, as measured by a personal scorecard for each executive officer (other than the CEO). The CEO’s performance results are based entirely on corporate performance. All other executive officer’s performance results are based as to 80% on corporate performance and as to 20% on departmental results.
Short-term incentives may be earned from 0% of target value to 150% of target value, depending on levels of achievement. The formula is an additive calculation, meaning that there is a payout of 0% for below-threshold performance, and a payout at between 50% and 150% of target for performance between threshold and maximum levels. The range of STIP payouts as a percentage of salary for the NEOs is set forth in the table below:

NEO		% of Salary
	Minimum	Threshold	Target	Maximum
Ajay Kochhar	0%	60%	120%	180%
Craig Cunningham	0%	35%	70%	105%
Carl DeLuca	0%	35%	70%	105%

For the fiscal 2024 STIP, 90% of the corporate performance bonus opportunity for our NEOs was determined by the Company's achievement of three initiatives relating to cash preservation, liquidity generation and closing the DOE Loan Facility and the remaining 10% of the corporate performance bonus opportunity for our NEOs was determined by certain predetermined health and safety outcomes. In view of the affordability of the bonus and other factors the Board has not yet determined whether to make any payments to the Company’s executive officers in respect of the Company’s STIP for 2024.
Long-Term Incentive Compensation (“LTIP”)
Equity-based awards under our LTIP enable us to reward our NEOs for their sustained contributions to the Company while promoting their continued employment. The Company believes that RSUs and PSUs will provide its executive officers with a strong link to long-term corporate performance and the creation of shareholder value even during periods of volatility in our stock price. The Company removed stock options from its equity mix, and introduced PSUs for the first time, in 2024.
The target LTIP award level for the CEO was 250% of base salary, while the target LTIP award levels for the CFO and the General Counsel & Corporate Secretary were 75% of base salary, for fiscal 2024. The LTIP mix consisted of 50% RSUs and 50% PSUs. The RSU awards vest ratably over three years from the date of grant, subject to the executive’s continued employment on the applicable vesting date. The PSU awards are subject to Board-approved performance-based vesting conditions, as well as time-based vesting conditions, and “cliff vest” as to 100% on the third anniversary of the date of grant. The PSU vesting condition for awards in fiscal 2024 are based on the Company's achievement of certain milestones relating to the Rochester Hub project.
Perquisites and other Personal Benefits
We provide certain perquisites or other personal benefits to our executive officers, including NEOs, as part of their compensation packages, to assist them in the performance of their duties, to enhance their efficiency and effectiveness and for recruitment, motivation, recognition and retention purposes. Perquisites represent the value of the employer’s contribution to the employee’s group retirement savings plan, standard employee benefits coverage (such as health insurance and life insurance), and other taxable benefits (including electric vehicle allowance, on-site parking and executive medical coverage). The Company matches the employee’s contribution up to 6% of each NEO’s base salary into a group retirement savings plan, subject to statutory maximums.
Outstanding Equity Awards at Fiscal 2024 Year-End Table
The following table sets forth information on outstanding equity awards held by our named executive officers’ as of December 31, 2024. These awards are governed by the Company’s 2021 Long Term Incentive Plan.

Name	Option Awards(1)					Stock Awards(1),(3)
	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested(2)
Ajay Kochhar Chief Executive Officer	10-Aug-2021	22,108	—	87.44	10-Aug-2031	—	—
	31-Jan-2022	7,676	3,837	60.64	31-Jan-2032	2,404	4,303
	27-Jan-2023	10,543	21,085	46.16	27-Jan-2033	12,185	21,811
	08-May-2024	—	—	—	N/A	133,737	239,389
	08-May-2024 (3)	—	—	—	N/A	200,606	359,084
Craig Cunningham Chief Financial Officer	08-May-2024	—	—	—	N/A	46,452	83,149
	08-May-2024 (3)	—	—	—	N/A	69,678	124,724
	29-Aug-2024	—	—	—	N/A	270,270	483,783
Carl DeLuca General Counsel & Corporate Secretary	10-Aug-2021	12,808	—	87.44	10-Aug-2031	—	—
	31-Jan-2022	2,368	1,184	60.64	31-Jan-2032	742	1,328
	27-Jan-2023	2,761	5,521	46.16	27-Jan-2033	3,190	5,710
	08-May-2024	—	—	—	N/A	92,807	166,125
	08-May-2024 (3)	—	—	—	N/A	52,157	93,361
(1)    Options and RSUs vest ratably over three years in equal amounts, subject to continued service on each applicable vesting date; provided that vesting may be accelerated in the event of certain qualifying terminations of employment as described under “Potential Payments Upon Termination or Change in Control” described below. PSUs vest on the third anniversary from date of grant and the number of units that vest is subject to a performance factor.
(2)    Amounts reported are based on the number of RSUs and PSUs multiplied by the closing trading price of our common stock of $1.79 per share on December 31, 2024 (the last trading day of the fiscal year).
(3)    PSU awards subject to both performance based and time-based vesting conditions. The number of awards is stated at 150% of target (which is the maximum level of performance).
Policies and Practices Related to the Grant of Certain Equity Awards Close In Time to Release of Material Non-Public Information

The Board has adopted an Equity Awards Procedure (the “Procedure”) to document the Company’s process for proposing, recommending and granting annual, on-hire and promotional equity awards to the Company’s directors, officers, employees and consultants, including as to the schedule for such awards and the value/quantum of such awards. Options are no longer part of the Company’s LTIP mix, which is now limited to RSUs and PSUs.
According to the Procedure, management may present proposed equity awards at the Compensation Committee’s regularly scheduled quarterly meetings. A cut-off date for the determination of the proposed on-hire and promotional awards is determined by the Company’s Human Resources Department and is generally two weeks prior to applicable Compensation Committee meeting.
To align with best practice, the effective date of the equity awards is generally on the 15th day of the month in which the Board has approved the equity awards, or if such day is not a trading day on the OTCQX, then the next trading day thereafter. This approach is designed to ensure not only that equity awards are made on a fixed schedule, but also that they are typically made at a time when the Company will not be in possession of material non-public information, which could require additional accounting valuation procedures, in accordance with Staff Accounting Bulletin 120 of the SEC. In the event the Company files its Form 10-K or Form 10-Q after the 15th day of the month, then the effective date of the equity awards is on the second trading day after the date of such filing with the SEC.
The Board is responsible for directors’ equity awards under the terms of the Director Compensation Program. These awards are made by the Board at the first meeting of the Board following the election of directors by the Company’s Shareholders (generally in May) and otherwise in line with the meeting schedule noted above.
The Procedure further provides that equity awards are made at the discretion of the Board, and that the Procedure does not limit the Board’s discretion to grant equity awards outside the parameters of the Procedure, subject to applicable securities laws and stock exchange rules.
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
Qualifying Termination in connection with Change in Control
In the case of Li-Cycle’s termination of the named executive officer’s employment without cause, or in the case of the named executive officer’s termination of their employment for good reason (as defined in the Employment Agreements), in either case within twelve months following a change in control (as defined in the Employment Agreements), in addition to accrued and unpaid base salary, accrued vacation pay, and reimbursement for business expenses properly incurred, the named executive officer will become entitled to (i) a lump-sum payment in lieu of notice in the amount of eighteen months’ base salary (or twenty-four months’ base salary for the Chief Executive Officer) plus the amount of the named executive officer’s annual bonus target in respect of the fiscal year in which the termination occurs, pro-rated to eighteen months (or twenty-four months for the Chief Executive Officer); (ii) a lump-sum for the named executive officer’s annual bonus award in respect of the fiscal year immediately preceding the termination, to the extent earned and unpaid at the date of the termination, calculated at the annual bonus target for such fiscal year, (iii) annual bonus award in respect of the fiscal year of Li-Cycle in which the termination occurs, pro-rated from the start of such fiscal year to the date of the termination, calculated at the annual bonus target for such fiscal year; (iv) matching contributions to the named executive officer’s group retirement savings plan up to and including the last day of the statutory notice period required pursuant to applicable employment standards legislation; (v) continued participation in Li-Cycle’s executive benefit plans and perquisites until the end of the statutory notice period pursuant to applicable employment standards legislation, and (vi) for a period of eighteen months (or twenty-four months for Chief Executive Officer) or until the named executive officer becomes entitled to participate in similar benefit plans with another employer, participation in primary benefit plan coverages (i.e., health care, dental care, and employee assistance program); and (vii) outplacement career counselling ending on the earliest to occur of twelve months following the termination and the date that the named executive officer obtains full-time employment. Long-term equity awards are treated in accordance with the terms of the applicable award agreement and the 2021 Executive Severance Policy described below. A change in control (as defined in the Employment Agreements) occurred on December 9, 2024, upon the modification of the First A&R Glencore Note.

Qualifying Termination outside of Change in Control
In the case of Li-Cycle’s termination of the named executive officer’s employment without cause, or in the case of the named executive officer’s termination of their employment for good reason (as defined in the Employment Agreements), in either case prior to a change in control or more than twelve months after a change in control (as defined in the Employment Agreements), in addition to accrued and unpaid base salary, accrued vacation pay, and reimbursement for business expenses properly incurred, the named executive officer will become entitled to (i) payment in equal monthly installments representing twelve months’ base salary (or eighteen months’ base salary for the Chief Executive Officer) plus the amount of the named executive officer’s annual bonus target in respect of the fiscal year in which the termination occurs, pro-rated to twelve months (or eighteen months for the Chief Executive Officer); (ii) matching contributions to the named executive officer’s group retirement savings plan up to and including last day of the statutory notice period required pursuant to applicable employment standards legislation; (iii) continued participation in Li-Cycle’s executive benefit plans and perquisites until the end of the statutory notice period pursuant to applicable employment standards legislation (iv) for a period of twelve months (or eighteen months for Chief Executive Officer) or until the named executive officer becomes entitled to participate in similar benefit plans with another employer, participation in primary coverages (health care, dental care, and employee assistance program); and (v) and outplacement career counselling ending on the earliest to occur of twelve months following the termination and the date that the named executive officer obtains full-time employment. Long-term equity awards are treated in accordance with the terms of the applicable award agreement and the 2021 Executive Severance Policy described below.
Death, Disability
If the named executive officer is terminated for cause, death, mutually agreed retirement or by the executive without good reason, they will be entitled to payment of any unpaid base salary, vacation pay and reimbursement for business expenses properly incurred accrued to the termination date; matching contributions to the named executive officer’s group retirement savings plan up to and including last day of the statutory notice period required pursuant to applicable employment standards legislation; and post-employment treatment of the named executive officer’s long term incentive plan awards (including without limitation share options, RSUs, and PSUs) determined in accordance with the terms of the Incentive Award Plan and/or any other applicable long term incentive plan(s), the relevant award agreement(s), and the 2021 Executive Severance Policy described below.
If the named executive officer is terminated for permanent disability, they will be entitled to a lump-sum payment of any unpaid base salary, vacation pay and reimbursement for business expenses properly incurred accrued during the applicable elimination period for long-term disability benefits stipulated in Li-Cycle’s long-term disability insurance plan, less any short-term disability benefit payments provided by Li-Cycle; matching contributions to the named executive officer’s group retirement savings plan up to and including the end of the applicable elimination period; continued participation in Li-Cycle’s executive benefit plans and perquisites up to and including the end of the applicable elimination period; and post-employment treatment of the named executive officer’s long term incentive plan awards (including without limitation share options, RSUs, and PSUs) determined in accordance with the terms of the Incentive Award Plan and/or any other applicable long term incentive plan(s), the relevant award agreement(s), and the 2021 Executive Severance Policy described below.
Long-Term Incentive Awards
The 2021 Executive Severance Policy provides for the following treatment of long-term equity awards held by executive officers:

Event	Unvested Options	Vested Options	Unvested RSUs	Unvested PSUs
Termination without cause/termination by Executive Officer for good reason within 12 months following a change in control	Accelerated vesting and exercisable for remainder of term	Exercisable for remainder of term	Accelerated vesting	Accelerated vesting and payout at full target
Termination without cause/termination by Executive Officer for good reason prior to a change of control or more than 12 months following a change in control	Forfeited*	Exercisable for 3 months, then forfeited*	Forfeited*	Forfeited*
Termination for cause, or voluntary resignation by Executive Officer without good reason	Forfeited*	Exercisable for 3 months, then forfeited*	Forfeited*	Forfeited*
Death or Permanent Disability	Accelerated vesting and exercisable for remainder of term	Exercisable for remainder of term	Accelerated vesting	Continued vesting; Number of PSUs prorated, to reflect employment in performance period;** vesting based on actual performance
Mutually Agreed Retirement	Continued vesting	Exercisable for remainder of term	Accelerated vesting	Same as above
* Except as otherwise provided by the Compensation Committee (as plan administrator)
** Proration based on: (i) number of months of employment in the performance period, divided by (ii) number of months in the performance period.
Director Compensation
This section discusses the material components of the director compensation program for our non-employee directors.
Director Compensation Table
The following table sets forth information concerning the compensation of our non-employee directors for the fiscal year ended December 31, 2024.

Name	Fiscal Year 2024
	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1) (2)	Total ($)
Susan Alban	257,575	140,000	397,575
Jacqueline A. Dedo	329,477	170,000	499,477
Diane Pearse	254,539	140,000	394,539
Scott Prochazka	268,467	140,000	408,467
Kunal Sinha	55,000	140,000	195,000
Anthony Tse	—	318,325	318,325
Mark Wellings	—	402,217	402,217
(1)    The amounts reported in this column reflect the aggregate grant-date fair value of RSUs granted or to be granted with respect to compensation earned in the period. We provide information regarding the assumptions used to calculate the value of RSUs granted to non-employee directors in Note 2 and Note 15 to the Consolidated Financial Statements contained in this Annual Report on Form 10-K. The amounts reported do not reflect whether the applicable director has actually realized or will realize an economic benefit from these awards.
(2)    As of December 31, 2024, each non-employee director in service as of such date held the following number of RSUs: Ms. Alban: 27,606; Ms. Dedo: 33,522; Ms. Pearse: 27,606; Mr. Prochazka: 27,606; Mr. Sinha: 27,606; Mr. Tse: 66,858; Mr. Wellings: 129,209.
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
In connection with the comprehensive review of the go-forward strategy of the Rochester Hub project, the Board established a Special Committee comprised of independent directors on October 25, 2023 to, among other things, (1)

oversee and supervise a strategic review of all or any of the Company’s operations and capital projects including its sales, general and administration functions, and (2) consider financing and other strategic alternatives. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Company Overview.” Based on a market assessment, the Board, on November 30, 2023, established the compensation for the members of the Special Committee of the Board, including a one-time RSU award corresponding to a target value of $100,000 as of the grant. A monthly cash retainer in the amount of $17,000, plus an additional $5,000 for the Chair of the Special Committee, was also approved. This compensation reflects the significant time commitment and work required of the Special Committee members.
In fiscal 2024, the Board approved the following amounts for director compensation, with no increase relative to the amounts approved for the previous fiscal year:

Compensation Element	Cash Fees		Equity Awards(1)
	Annual	Monthly
Board Retainer	$55,000.00	$—	$140,000.00
Additional Retainers (as applicable)
Independent Board Chair	$30,000.00	—	$30,000.00
Audit Committee Chair	$20,000.00	—	—
Compensation Committee Chair	$15,000.00	—	—
Nominating and Corporate Governance Committee Chair	$10,000.00	—	—
Health, Safety, Environment & Sustainability Committee Chair	$10,000.00	—	—
Special Committee Chair	—	$22,000.00	—
Special Committee Member	—	$17,000.00	—
(1) Equity awards are made through the issuance of RSUs, which generally vest within one year.
Each member of our Board is entitled to reimbursement for reasonable travel and other expenses incurred when attending Board or Committee meetings or otherwise in connection with their director position. Directors do not receive any payment for attending meetings.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information regarding beneficial ownership of the Company’s common shares as of March 18, 2025 based on 44,541,690 common shares issued and outstanding as of March 18, 2025, with respect to beneficial ownership of our common shares by:
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

Name and Address of Beneficial Owner	Number of Common Shares Beneficially Owned	Percentage of Outstanding Common Shares (1)
Directors and Executive Officers
Ajay Kochhar(2)	3,214,210	7.22%
Mark Wellings(3)	41,607	*
Anthony Tse(4)	37,992	*
Scott Prochazka(5)	35,959	*
Kunal Sinha(6)	—	*
Jacqueline Dedo(7)	21,324	*
Susan Alban(8)	19,530	*
Diane Pearse(9)	19,530	*
Carl DeLuca(10)	58,858	*
Conor Spollen(11)	57,096	*
Craig Cunningham(12)	15,484	*
Chris Biederman(13)	55,993	*
Dawei Li(14)	37,043	*
Christine Barwell(15)	23,650	*
All directors and executive officers as a group (14 individuals)	3,638,276	8.17%
Five Percent or Greater Shareholders
Glencore plc(16)	84,404,412	65.46%
*Less than 1 percent
Notes:
1.The ownership percentage set out in this column is based on a total of 44,541,690 outstanding common shares as of March 18, 2025, in each case rounded down to the nearest hundredth, and calculated in accordance with SEC rules.
2.Ajay Kochhar’s 3,214,210 shares beneficially owned include (1) 21,478 common shares owned directly by Mr. Kochhar, (2) 3,107,826 common shares owned by 2829908 Delaware LLC, a Delaware limited liability company, which is a wholly-owned subsidiary of Maplebriar Holdings Inc., a corporation organized under the laws of the Province of Ontario (“Maplebriar Holdings”), having a sole shareholder, The Kochhar Family Trust, an irrevocable trust established under the laws of the Province of Ontario, Canada (the “Trust”), (3) 40,327 common shares subject to vested stock options held by Mr. Kochhar which includes options to acquire (i) 22,108 common shares at a price of $87.44 per share until August 10, 2031, (ii) 7,676 common shares at a price of $60.64 per share until January 31, 2032 and (iii) 10,543 common shares at a price of $46.16 per share until January 27, 2033 and (4) 44,579 common shares issuable upon settlement of RSUs within 60 calendar days of March 18, 2025. There is an oral agreement among Mr. Kochhar, the Trust, Maplebriar Holding, and 2829908 Delaware LLC, that grants Mr. Kochhar the sole power to control the voting and disposition of the common shares of the Company held by 2829908 Delaware LLC. Mr. Kochhar is one of three trustees of the Trust, along with Mr. Kochhar’s brother and father, and the beneficiaries of the Trust are principally relatives of Mr. Kochhar. Mr. Kochhar is a Director and the President and CEO of the Company.
3.Mark Wellings’ 41,607 shares beneficially owned include (1) 12,828 common shares owned directly by Mr. Wellings and (2) 28,779 common shares owned by ZCR Corp., a holding company wholly owned by Mr. Wellings Mr. Wellings is a director of the Company. Mr. Wellings is the sole owner of ZCR Corp. and has voting or investment control over the common shares held by ZCR Corp.
4.Anthony Tse’s 37,992 common shares are owned directly by Mr. Tse.

5.Scott Prochazka’s 35,959 common shares are owned directly by Mr. Prochazka.
6.Kunal Sinha holds for the benefit of Glencore plc 7,423 common shares owned directly by Mr. Sinha. Such common shares are counted in Glencore’s beneficial ownership, as further explained in Note (16) below. Mr. Sinha is the Global Head of Recycling at the Glencore group.
7.Jacqueline A. Dedo’s 21,324 common shares are owned directly by Ms. Dedo.
8.Susan Alban’s 19,530 common shares are owned directly by Ms. Alban.
9.Diane Pearse’s 19,530 common shares owned directly by Ms. Pearse.
10.Carl DeLuca’s 58,858 shares beneficially owned include (1) 6,040 common shares owned directly by Mr. DeLuca, (2) 21,882 common shares subject to vested stock options which includes options to acquire (i) 12,808 common shares at a price of $87.44 per share until August 10, 2023, (ii) 3,552 common shares at a price of $60.64 per share until January 31, 2032 and (iii) 5,522 common shares at a price of $46.16 per share until January 27, 2033, and (3) 30,936 common shares issuable upon settlement of RSUs within 60 calendar days of March 18, 2025.
11.Conor Spollen’s 54,512 shares beneficially owned include (1) 13,919 shares owned directly by Mr. Spollen, (2) 15,606 common shares subject to vested stock options which includes options to acquire (i) 12,422 common shares at a price of $61.92 per share until March 8, 2032 and (ii) 3,184 common shares at a price of $46.16 per share until January 27, 2033 and (3) 27,571 common shares issuable upon settlement of RSUs within 60 calendar days of March 18, 2025.
12.Craig Cunningham beneficially owns 15,484 common shares issuable upon settlement of RSUs within 60 calendar days of March 18, 2025.
13.Chris Biederman’s 55,993 shares beneficially owned include (1) 17,364 shares owned directly by Mr. Biederman and (2) 14,832 common shares subject to vested stock options which includes options to acquire (i) 8,420 common shares at a price of $87.44 per share until August 10, 2031, (ii) 2,960 common shares at a price of $60.64 per share until January 31, 2032 and (iii) 3,452 common shares at a price of $46.16 per share until January 27, 2033 and (3) 23,797 common shares issuable upon settlement of RSUs within 60 calendar days of March 18, 2025.
14.Dawei Li’s 37,043 shares beneficially owned include (1) 7,899 common shares owned directly by Mr. Li and (2) 11,296 common shares subject to vested stock options which includes options to acquire (i) 2,339 common shares at a price of $87.44 per share until August 10, 2031, (ii) 3,965 common shares at a price of $105.60 per share until November 22, 2031, (iii) 2,368 common shares at a price of $60.64 per share until January 31, 2032 and (iv) 2,624 common shares at a price of $46.16 per share until January 27, 2033 and (3) 17,848 common shares issuable upon settlement of RSUs within 60 calendar days of March 18, 2025.
15.Christine Barwell’s 23,650 shares beneficially owned include (1) 2,239 shares owned directly by Ms. Barwell and (2) 2,374 common shares subject to vested stock options to acquire common shares at a price of $46.16 per share until January 27, 2033 and (3) 19,037 common shares issuable upon settlement of RSUs within 60 calendar days of March 18, 2025.
16.According to a Schedule 13D/A filed with the SEC on March 14, 2025, represents (1) 84,396,989 common shares issuable upon the conversion of the Glencore Convertible Notes directly owned by Glencore Canada Corporation, subject to adjustment and including accrued but unpaid interest through March 13, 2025, and (2) 7,423 common shares owned by Kunal Sinha and held for the benefit of Glencore. Mr. Sinha is the Global Head of Recycling at the Glencore group. Glencore plc is the parent company of Glencore International AG. Glencore Canada Corporation is an indirect wholly-owned subsidiary of Glencore International AG. The principal business and office address of Glencore Canada Corporation is 100 King Street West, Suite 6900, Toronto, ON, M5X 1E3, Canada. The principal business and office address of Glencore plc and Glencore International AG is Baarermattstrasse 3, CH-6340, Baar, Switzerland.

Securities Authorized For Issuance Under Equity Compensation Plans
Equity Compensation Plan Information as of December 31, 2024
The following table provides information about the Company’s common shares that may be issued upon the exercise of options, warrants and rights under all of the Company’s existing equity compensation plans as of December 31, 2024. Our shareholders have approved all of the Company’s current share-based compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted-average exercise price of outstanding options, warrants and rights[4] ($)	Number of securities remaining available for future issuance under equity compensation plans (#)
Equity Compensation Plans Approved by Shareholders
Legacy LTIP (1)	39,285	15.42	0
Long-Term Incentive Award Plan (2)	2,509,849	70.38	1,342,200
Equity Compensation Plans Not Approved by Shareholders
-	-	-	-
Total (3)	2,549,134	61.17	1,342,200

Notes:
1.Prior to the completion of the Business Combination, Li-Cycle Corp. maintained a stock option plan (the “Legacy Stock Option Plan”) and a long-term incentive plan (the “Legacy LTIP”). Pursuant to the Arrangement, all of the share options (“Legacy Options”) of Li-Cycle Corp. outstanding under the Legacy Stock Option Plan and the Legacy LTIP fully vested; a total of 3,599 Legacy Options were exercised on a cashless basis in exchange for common shares of Li-Cycle Holdings Corp.; and the remaining 13,288 Legacy Options were exchanged for Rollover Options to acquire a total of 530,338 common shares of Li-Cycle Holdings Corp. There were 39,285 Rollover Options outstanding as of December 31, 2024. Each Rollover Option, mutatis mutandis, continues to be governed by the terms of the Legacy LTIP, and the terms of any share option agreement by which the applicable Legacy Option was evidenced. Any restriction on the exercise of any Legacy Option so replaced continues in full force and effect and the term, exercisability, vesting schedule and other provisions that applied to such Legacy Option otherwise remain unchanged as a result of the replacement of such Legacy Option; provided, however that (x) the Compensation Committee of the Board has succeeded to the authority and responsibility of the Board of Li-Cycle Corp. with respect to each Rollover Option; and (y) each Rollover Option is subject to administrative procedures consistent with those in effect under the Long-Term Incentive Award Plan.
2.The issued and outstanding equity awards under the Long-Term Incentive Award Plan as at December 31, 2024 consisted of 234,439 options, 1,847,819 RSUs and 466,876 PSUs.
3.Consists of 234,439 options, 1,847,819 RSUs and 466,876 PSUs.
4.There is no exercise price with respect to our issued and outstanding RSUs and PSUs; therefore, the weighted-average exercise prices in this column do not take those awards into account.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions
The following is a summary of transactions since January 1, 2023 to which we have been or will be a party, in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our executive officers, directors, nominees for director, promoters or beneficial holders of more than 5% of our common shares, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.
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
Executive Employment Agreements
We have entered into employment agreements with each of our executive officers. See “Item 11. Executive Compensation — Potential Payments Upon Termination or Change in Control”.
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
Peridot/ Li-Cycle Investor Agreement
On August 10, 2021, the Company entered into an Investor Agreement (the “Investor Agreement”) with certain Class B shareholders of Peridot Acquisition Corp. (“Peridot”) (including Scott Prochazka, a Director of the Company) and certain Li-Cycle shareholders (including 2829908 Delaware LLC, an entity affiliated with Ajay Kochhar, the CEO and a director of the Company; Keperra Holdings Limited, an entity wholly-owned by Tim Johnston, the former Executive Chair and a former director of the Company; Anthony Tse, a director of the Company; and ZCR Corp., an entity wholly owned by Mark Wellings, a director of the Company) (collectively for the purposes of this subsection referred to as the “Holders”), pursuant to which the Company has granted certain registration rights to the Holders. The Company has filed with the SEC a shelf registration statement, covering the resale of the common shares held by the Holders, which has been declared effective by the SEC. In addition, pursuant to the terms of the Investor Agreement and subject to certain requirements and customary conditions, including with regard to the number of demand rights that may be exercised, the Holders may demand at any time or from time to time, that the Company file a registration statement on Form F-3 (or on Form F-1 if Form F-3 is not available) to register the securities of the Company held by such Holders, and each may specify that such demand registration take the form of an underwritten offering, in each case subject to limitations on the number of demands and underwritten offerings that can be requested by each Holder, as specified in the Investor Agreement. Holders will also have “piggy-back” registration rights, subject to certain requirements and customary conditions. The Investor Agreement also provides that the Company will pay certain expenses relating to such registrations and indemnify the Holders against (or make contributions in respect of) certain liabilities that may arise under the Securities Act.
The Investor Agreement further provided that the securities of the Company held by the Holders were subject to certain transfer restrictions which have now expired.
Under the Investor Agreement, Peridot Acquisition Sponsor, LLC (the “Sponsor”) had the right to designate for nomination up to two directors to the Company's Board, subject to meeting certain beneficial ownership thresholds. Due to share dispositions by the Sponsor and certain of its affiliates during the course of financial year ended December 31, 2024, the Sponsor’s director nomination rights terminated in 2024.
Glencore Commercial Agreements

We consider Glencore to be a related party given that (among other things) it is a beneficial owner of more than 5% of our issued and outstanding common shares (calculated on a fully-diluted basis assuming the conversion of all of the Glencore Convertible Notes). Assuming the conversion of all of the Glencore Convertible Notes as of December 31, 2024, Glencore would have beneficially owned approximately 66.26% of our common shares on an as-converted basis (based on the total number of issued and outstanding commons shares as of December 31, 2024).
On May 31, 2022, the Company entered into a suite of commercial agreements with Glencore, which were amended and supplemented in fiscal 2024. For a description of the Glencore Commercial Agreements, see “Item 1. Business—Diversified In-Take and Off-Take Commercial Contracts—Off-Take Commercial Contracts for Black Mass and Battery Grade Materials—Glencore Strategic Global Commercial Arrangements.” On March 25, 2024, the Company and certain of its affiliates entered into the Allocation Agreement with Traxys and Glencore. For a description of the Allocation Agreement, see “Item 1. Business—Diversified In-Take and Off-Take Commercial Contracts—Off-Take Commercial Contracts for Black Mass and Battery Grade Materials—Traxys Off-Take Agreements”.
During the year ended December 31, 2024, the Company (a) earned revenue from product sales to Glencore of $1.5 million (compared to $1.4 million for the year ended December 31, 2023), relating to sales of black mass under the Black Mass Off-Take Agreement and the Allocation Agreement and sales of shredded metal under the A&R By-Products Off-Take Agreement, and (b) paid Glencore sourcing and marketing fees of $0.1 million, (compared to $0.3 million for the year ended December 31, 2023) relating to (i) feed purchased for the Company's Spokes under the Amended & Restated Global Feed Sourcing Agreement, and (ii) marketing fees on the sale of Black Mass under the Black Mass Off-Take Agreement and the Allocation Agreement.
Glencore Convertible Notes
On May 31, 2022, the Company issued the Glencore Unsecured Convertible Note for a principal amount of $200.0 million to an affiliate of Glencore plc and, on March 25, 2024, the Company amended and restated the Glencore Unsecured Convertible Note into two tranches, being the First A&R Glencore Note and the Second A&R Glencore Note. The A&R Glencore Convertible Notes were further amended and restated on January 31, 2025. Interest on the A&R Glencore Convertible Notes is payable on a semi-annual basis, either in cash or by PIK, at the Company’s option. The Company has elected to pay interest by PIK since the first interest payment on the Glencore Unsecured Convertible Note on November 30, 2022. The principal and accrued interest owing under the First A&R Glencore Note may be converted at any time by the holder into the Company’s common shares at a per share price equal to $3.03 as at December 31, 2024, subject to adjustments. The principal and accrued interest owing under the Second A&R Glencore Note may be converted at any time by the holder into the Company’s common shares at a per share price equal to $75.31 as at December 31, 2024, subject to adjustments.
On March 25, 2024, the Company issued the Glencore Senior Secured Convertible Note for a principal amount of $75.0 million to Glencore Canada Corporation and, on January 31, 2025, the Company amended and restated the Glencore Senior Secured Convertible Note. Interest on the Glencore Senior Secured Convertible Note is payable on a semi-annual basis, either in cash or by PIK, at the Company’s option. The Company has elected to pay interest by PIK since the first interest payment on the Glencore Senior Secured Convertible Note on December 31, 2024. The principal and accrued interest owing under the Glencore Senior Secured Convertible Note may be converted at any time by the holder into the Company’s common shares at a per share price equal to $4.09 as at December 31, 2024, subject to adjustments. The effective interest rate of each of the Glencore Convertible Notes as at December 31, 2024 is 20.6%.
The Glencore Convertible Notes, including the First A&R Glencore Note, the Second A&R Glencore Note and the Glencore Senior Secured Convertible Note, as at December 31, 2024 comprised the following:

Note	Date Issued	Amount Issued in millions
First A&R Glencore Note	March 25, 2024	$116.6
Second A&R Glencore Note	March 25, 2024	114.6
Senior Secured Convertible Glencore Note	March 25, 2024	75.0
PIK	December 31, 2024	21.2
Total		$327.4
For more information about the Glencore Convertible Notes, see Note 13 (Convertible debt) to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

In connection with the Underwritten Offering, on January 14, 2025, the Company entered into a consent and waiver agreement (the “Consent and Waiver Agreement”) with Glencore Canada Corporation, the holder of the Glencore Convertible Notes, pursuant to which Glencore Canada Corporation has, among other things, granted its consent to the issuance by the Company of the Warrants and agreed to waive any potential default or event of default under the Glencore Senior Secured Convertible Note which may occur as a result of the issuance of the Warrants and the Company’s compliance with certain terms of the Warrants (the “Consent and Waiver Agreement”). In return, the Company agreed to amend the Glencore Convertible Notes and the form of warrants attached thereto (collectively, the “Glencore Notes”), to reflect any terms contained in the Warrants that are more favorable to the holders of the Warrants than those contained in the Glencore Notes, to the extent requested by Glencore, within ten business days following the closing of the Underwritten Offering. The Glencore Notes and the Glencore Senior Secured Convertible Notes Purchase Agreement have now been amended and restated as required by the Consent and Waiver Agreement.

On February 26, 2025, the Company announced that it had received written notice from the NYSE that it had suspended trading of the common shares and started the process to delist the common shares from the NYSE. The NYSE determined that the Company was not in compliance with the requirements of Section 802.01C of the NYSE’s Listed Company Manual, because the average closing price of the common shares was less than $1.00 over a consecutive 30 trading-day period and the Company had effected a reverse stock split within the prior one-year period. The Company did not appeal the NYSE’s delisting determination. The Company obtained waivers from its convertible debt holders, including Glencore Canada Corporation, to permit the Company to move to the OTCQX® Best Market as an eligible market for the common shares, which waivers extend to April 30, 2025.
Director Independence
Under NI 58-101, a director is considered to be independent if he or she is independent within the meaning of Section 1.4 of NI 52-110. It is the Board’s policy to have a majority of directors who satisfy the criteria for “independent directors,” as defined by the applicable rules of the NYSE and Section 1.4 of NI 52-110. The Nominating and Corporate Governance Committee of the Board annually reviews each director’s independence and any material relationships a director may have with the Company. Following such review, only those directors who the Board affirmatively determines have no material relationship with the Company, and otherwise satisfy the independence requirements of the NYSE and Section 1.4 of NI 52-110, will be considered “independent directors.”
The Board has determined that each of the directors other than Mr. Kochhar and Mr. Sinha qualify as “independent directors”, as defined under the rules of the NYSE and NI 58-101, and therefore the Board would consist of a majority of “independent directors” (i.e., 6 of 8 directors). Mr. Kochhar is not independent by reason of the fact that he is our President and Chief Executive Officer; and Mr. Sinha is not independent by reason of his employment with Glencore, with which the Company has a material commercial relationship.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table represents aggregate fees billed to us for professional services rendered by our independent registered public accounting firm (Marcum Canada LLP (PCAOB ID No. 7192) for the fiscal year ended December 31, 2024, and by our previous independent accounting firm (KPMG LLP (PCAOB ID No. 85) for the fiscal year ended December 31, 2023. The fees in 2023 were billed in Canadian dollars and were converted to U.S. dollars at average exchange rates of CA$1.00=US$0.754732.

For the Year Ended December 31,
	2024 Marcum Canada LLP	2023 KPMG LLP
	($)	($)
Audit Fees	891,599	1,463,258
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	891,599	1,463,258

Audit Fees
Audit fees consist of audit services billed related to the audit and interim reviews of financial statements; and services related to comfort letters, consents and other services related to SEC matters.
Audit-Related Fees
None.
Tax Fees
None.
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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1)Consolidated Financial Statements
The following are filed as part of this Annual Report on Form 10-K:
•The Consolidated Financial Statements for the year ended December 31, 2024, and the year ended December 31, 2023.
(a)(2)Financial Statement Schedules
All financial statement schedules are omitted because the information called for is not required or is shown either in the Consolidated Financial Statements or the notes thereto.
(a)(3)Exhibits
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Description
1.1
At Market Issuance Sales Agreement, dated as of June 28, 2024, by and between the Company and B. Riley Securities, Inc. (incorporated by reference to Exhibit 1.1 from the Company’s Form 8-K (File No. 001-40733) filed with the SEC on June 28, 2024).**

2.1††
Business Combination Agreement, dated February 15, 2021, by and among Peridot Acquisition Corp., Li-Cycle Corp. and the Company (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form F-4 (File No. 333-254843) filed with the SEC on July 6, 2021).**

3.1
Certificate of Restated Articles of Incorporation of the Company, dated July 18, 2024, (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q (File No. 001-40733) filed with the SEC on August 8, 2024).**

3.2
Restated Articles of Incorporation of the Company, dated July 18, 2024, (incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q (File No. 001-40733) filed with the SEC on August 8, 2024).**

3.3	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 1.3 to the Company’s shell company report on Form 20-F (File No. 001-40733) filed with the SEC on August 16, 2021).**
4.1	Description of Securities.
4.2
Convertible Note, dated September 29, 2021, issued by the Company to Spring Creek Capital, LLC (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form F-1 (File No. 333-259895) filed with the SEC on September 30, 2021).**

4.3
Consent to New Debt and Amendment to Convertible Note, dated May 5, 2022, by and between the Company and Wood River Capital, LLC (incorporated by reference to Exhibit 4.38 to the Company’s annual report on Form 20-F (File No. 001-40733) filed with the SEC on March 30, 2023).**

4.4
Amendment No. 2 to Convertible Note, dated February 13, 2023, by and between the Company and Wood River Capital, LLC (incorporated by reference to Exhibit 4.39 to the Company’s annual report on Form 20-F (File No. 001-40733) filed with the SEC on March 30, 2023).**

4.5
Amendment No. 3 to Convertible Note, dated March 25, 2024, by and between the Company and Wood River Capital, LLC (incorporated by reference to Exhibit 4.5 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on March 25, 2024).**

4.6††	Amended and Restated Senior Secured Convertible Note of the Company, dated January 31, 2025.
4.7	Amended and Restated Convertible Note No. 1 of the Company, dated January 31, 2025.
4.8	Amended and Restated Convertible Note No. 2 of the Company, dated January 31, 2025.
4.9
Note Guaranty, dated March 25, 2024 among Li-Cycle Corp., Li-Cycle Americas Corp., Li-Cycle U.S. Inc., Li-Cycle Inc., Li-Cycle North America Hub, Inc. and Glencore Canada Corporation as Collateral Agent (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on March 25, 2024).**

Exhibit Number	Description
4.10
Subsidiary Joinder Agreement, dated May 29, 2024, by and between Li-Cycle Europe AG and Li-Cycle Germany GmbH (incorporated by reference to Exhibit 10.11 to the Company’s quarterly report on Form 10-Q (File No. 001-40733) filed with the SEC on August 8, 2024).**

4.11
Note Guaranty Agreement, dated December 9, 2024, among Li-Cycle Corp., Li-Cycle Americas Corp., Li-Cycle Europe AG, Li-Cycle Germany GmbH and Glencore Canada Corporation (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on December 10, 2024).**

4.12
Subsidiary Joinder Agreement among Li-Cycle U.S. Inc., Li-Cycle Inc., and Li-Cycle North America Hub, Inc., dated January 13, 2025, to the Note Guaranty Agreement dated December 9, 2024, among Li-Cycle Corp., Li-Cycle Americas Corp., Li-Cycle Europe AG, Li-Cycle Germany GmbH and Glencore Canada Corporation (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on January 14, 2025).**

4.13
Second A&R Note Guaranty, dated January 13, 2025, among Li-Cycle Americas Corp., Li-Cycle U.S. Inc., Li-Cycle Inc., Li-Cycle North America Hub, Inc., and Glencore Canada Corporation (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on January 14, 2025).**

4.14	Form of Eight-Month Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on January 16, 2025).**
4.15	Form of Five-Year Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on January 16, 2025).**
4.16	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on January 16, 2025).**
10.1
Form of Subscription Agreement (Institutional Investor Form) (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form F-4 (File No. 333-254843) filed with the SEC on July 6, 2021).**

10.2
Form of Subscription Agreement (Director Form) (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form F-4 (File No. 333-254843) filed with the SEC on July 6, 2021).**

10.3†
Li-Cycle Holdings Corp. 2021 Incentive Award Plan (incorporated by reference to Exhibit 4.5 to the Company’s shell company report on Form 20-F (File No. 001-40733) filed with the SEC on August 16, 2021).**

10.4†
Li-Cycle Holdings Corp. 2021 Incentive Award Plan Sub-Plan for Canadian Participants (incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-8 (File No. 333-261568) filed with the SEC on December 9, 2021).**

10.5†
Form of Li-Cycle Holdings Corp. 2021 Employee Share Purchase Plan (incorporated by reference to Exhibit 4.8 to the Company’s shell company report on Form 20-F (File No. 001-40733) filed with the SEC on August 16, 2021).**

10.6†
Form of Option Grant Notice and Agreement under the Li-Cycle Holdings Corp. 2021 Incentive Award Plan (incorporated by reference to Exhibit 4.9 to the Company’s annual report on Form 20-F (File No. 001-40733) filed with the SEC on February 6, 2023).**

10.7†
Form of RSU Award Grant Notice and Agreement under the Li-Cycle Holdings Corp. 2021 Incentive Award Plan (incorporated by reference to Exhibit 4.10 to the Company’s annual report on Form 20-F (File No. 001-40733) filed with the SEC on February 6, 2023).**

10.8††, †††
Refined Products — Second Amended and Restated Marketing, Logistics and Working Capital Agreement, among Traxys North America LLC (as Buyer), Li-Cycle U.S. Inc. (as Seller) and Li-Cycle North America Hub Inc., dated October 30, 2024 (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on October 31, 2024).**

10.9†††
Black Mass – Second Amended and Restated Marketing, Logistics and Working Capital Agreement among Traxys North America LLC (as Buyer), Li-Cycle U.S. Inc. (as Seller) and Li-Cycle Inc., dated October 30, 2024 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on October 31, 2024).**

10.10
Letter Agreement, dated December 15, 2021, by and between Traxys North America LLC and the Company (incorporated by reference to Exhibit 4.13 to the Company’s annual report on Form 20-F (File No. 001-40733) filed with the on SEC on January 31, 2022).**

10.11
Ground Lease Agreement, dated August 3, 2021, by and between Li-Cycle North America Hub, Inc. and Ridgeway Properties I, LLC, and Guaranty of the Company guaranteeing the obligations of Li-Cycle North America Hub, Inc. thereunder (incorporated by reference to Exhibit 10.1 to the Company’s Form 6-K filed with the SEC on August 12, 2021).**

Exhibit Number	Description
10.12
Amendment to Ground Lease Agreement to Ground Lease Agreement, dated June 9, 2022, by and between Li-Cycle North America Hub, Inc. and Ridgeway Properties I, LLC (incorporated by reference to Exhibit 4.15 to the Company’s annual report on Form 20-F (File No. 001-40733) filed with the SEC on February 6, 2023).**

10.13
Investor and Registration Rights Agreement among the Company and the parties named therein (incorporated by reference to Exhibit 4.9 to the Company’s shell company report on Form 20-F (File No. 001-40733) filed with the SEC on August 16, 2021).**

10.14
Note Purchase Agreement, dated September 29, 2021, by and between the Company and Spring Creek Capital, LLC (incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form F-1 (File No. 333-259895) filed with the SEC on September 30, 2021).**

10.15
Standstill Agreement, dated September 29, 2021, among the Company, Koch Strategic Platforms, LLC and Spring Creek Capital, LLC (incorporated by reference to Exhibit 10.29 to the Company’s Registration Statement on Form F-1 (File No. 333-259895) filed with the SEC on September 30, 2021).**

10.16†
Li-Cycle Corp. Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (File No. 333-261568) filed with the SEC on December 9, 2021).**

10.17†
Li-Cycle Corp. Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 (File No. 333-261568) filed with the SEC on December 9, 2021).**

10.18
Standstill Agreement, dated December 13, 2021, among the Company, LG Energy Solution, Ltd. and LG Chem, Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Form 6-K (File No. 001-40733) filed with the SEC on December 14, 2021).**

10.19
Amended and Restated Subscription Agreement, dated April 21, 2022, by and between the Company and LG Energy Solution, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Form 6-K (File No. 001-40733) filed with the SEC on April 22, 2022).**

10.20
Amended and Restated Subscription Agreement, dated April 21, 2022, by and between the Company and LG Chem, Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Form 6-K (File No. 001-40733) filed with the SEC on April 22, 2022).**

10.21
Note Purchase Agreement, dated May 5, 2022, by and between the Company and Glencore Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Form 6-K (File No. 001-40733) filed with the SEC on May 5, 2022).**

10.22
Amended and Restated Standstill Agreement, dated May 31, 2022, by and between the Company and Glencore Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Form 6-K (File No. 001-40733) filed with the SEC on June 2, 2022).**

10.23 †††
Amended and Restated Master Commercial Agreement, dated October 30, 2024, among Glencore Ltd., the Company, Li-Cycle U.S. Inc., Li-Cycle Europe AG and Li-Cycle APAC Pte. Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on October 31, 2024).**

10.24 †††
Amended & Restated Global Feed Sourcing Agreement, dated May 31, 2022, by and between Glencore Ltd. and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Form 6-K (File No. 001-40733) filed with the SEC on June 2, 2022).**

10.25
Joinder Agreement – Amended & Restated Global Feed Sourcing Agreement, dated July 1, 2023, by and between Glencore Ltd., the Company, Li-Cycle U.S. Inc., Li-Cycle Europe AG and Li-Cycle APAC PTE Ltd. (incorporated by reference to Exhibit 10.31 to the Company’s annual report on Form 10-K (File No. 001-40733) filed with the SEC on March 15, 2024).**

10.26 ††, †††
Black Mass Sourcing Agreement, dated May 31, 2022, among Glencore Ltd., the Company, Li-Cycle Americas Inc., Li-Cycle Europe AG and Li-Cycle APAC Pte Ltd. (incorporated by reference to Exhibit 10.5 to the Company’s Form 6-K (File No. 001-40733) filed with the SEC on June 2, 2022).**

10.27†††
Black Mass Offtake Agreement, dated May 31, 2022, among Glencore Ltd., the Company, Li-Cycle Americas Corp., Li-Cycle Europe AG and Li-Cycle APAC Pte Ltd. (incorporated by reference to Exhibit 10.6 to the Company’s Form 6-K (File No. 001-40733) filed with the SEC on June 2, 2022).**

10.28†††
End Products Off-take Agreement, dated May 31, 2022, among Glencore Ltd., the Company, Li-Cycle Americas Corp., Li-Cycle Europe AG and Li-Cycle APAC Pte Ltd. (incorporated by reference to Exhibit 10.7 to the Company’s Form 6-K (File No. 001-40733) filed with the SEC on June 2, 2022).**

10.29††, †††
Amended and Restated By-Products Off-Take Agreement, dated October 30, 2024, among Glencore Ltd., the Company, Li-Cycle U.S. Inc., Li-Cycle Europe AG and Li-Cycle APAC Pte. Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on October 31, 2024).**

Exhibit Number	Description
10.30††, †††
Sulfuric Acid Supply Agreement, dated May 31, 2022, among Glencore Ltd., NorFalco LLC, NorFalco Sales, a division of Glencore Canada Corporation, the Company and Li-Cycle North America Hub, Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Form 6-K (File No. 001-40733) filed with the SEC on June 2, 2022).**

10.31
Assignment and Assumption Agreement, dated July 1, 2023, among Li-Cycle Americas Corp. and Li-Cycle Inc. (as assigning parties) and Li-Cycle U.S. Inc. (as the assuming party), covering (a) Black Mass Sourcing Agreement, (b) Black Mass Off-take Agreement, (c) End Products Off-take Agreement, By-Products off-take Agreement, noted above (incorporated by reference to Exhibit 10.38 to the Company’s annual report on Form 10-K (File No. 001-40733) filed with the SEC on March 15, 2024).**

10.32††, †††
Amended and Restated Ground Sublease Agreement (Warehouse), dated May 31, 2024, by and between Pike Conductor Dev 1, LLC (as Lessor) and Li-Cycle North America Hub, Inc. (as Lessee) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on June 4, 2024).**

10.33
Li-Cycle Rochester Warehouse Sublease Commencement Agreement dated July 27, 2023 between Pike Conductor DEV 1, LLC (as landlord) and Li-Cycle North America Hub, Inc. (as tenant) (incorporated by reference to Exhibit 10.40 to the Company’s annual report on Form 10-K (File 001-40733) filed with the SEC on March 15, 2024).**

10.34††
Amended and Restated Note Purchase Agreement dated March 25, 2024 among the Company, Glencore Ltd., Glencore Canada Corporation and Glencore Canada Corporation as Collateral Agent (incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on March 25, 2024).**

10.35
Amendment No. 1 to the Amended and Restated Note Purchase Agreement, dated January 31, 2025, among the Company, Glencore Ltd., Glencore Canada Corporation and Glencore Canada Corporation as Collateral Agent.

10.36††
U.S. Pledge and Security Agreement, dated March 25, 2024, among Li-Cycle U.S. Inc., Li-Cycle Inc., Li-Cycle North America Hub, Inc. and Glencore Canada Corporation as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on March 25, 2024).**

10.37††
U.S. Stock Pledge Agreement, dated March 25, 2024, by and between Li-Cycle Americas Corp. and Glencore Canada Corporation as Collateral Agent (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on March 25, 2024).**

10.38††
Canadian General Security Agreement, dated March 25, 2024, among the Company, Li-Cycle Corp., Li-Cycle Americas Corp. and Glencore Canada Corporation as Collateral Agent (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on March 25, 2024).**

10.39††
Canadian Pledge Agreement, dated March 25, 2024, among the Company, Li-Cycle Corp., Li-Cycle Americas Corp. and Glencore Canada Corporation as Collateral Agent (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on March 25, 2024).**

10.40
Amended and Restated Registration Rights Agreement, dated March 25, 2024, by and between the Company and Glencore Ltd. (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on March 25, 2024).**

10.41
Side Letter, dated March 25, 2024, among the Company, Glencore Ltd., Glencore Canada Corporation and Glencore plc (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on March 25, 2024).**

10.42†††
North America Black Mass and Refined Products Allocation Agreement dated March 25, 2024 among the Company and certain of its affiliates, Traxys North America LLC and Glencore Ltd. (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on March 25, 2024).**

10.43
Indemnification Side Letter dated March 25, 2024 among the Company, Glencore Ltd. and Glencore Canada Corporation (incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on March 25, 2024).**

10.44††, †††
Security Assignment Agreement, dated May 31, 2024, by and between Li-Cycle Europe AG and Glencore Canada Corporation (incorporated by reference to Exhibit 10.12 to the Company’s quarterly report on Form 10-Q (File No. 001-40733) filed with the SEC on August 8, 2024).**

10.45††, †††
Bank Account Pledge Agreement, dated May 31, 2024, by and between, Li-Cycle Europe AG and Glencore Canada Corporation (incorporated by reference to Exhibit 10.13 to the Company’s quarterly report on Form 10-Q (File No. 001-40733) filed with the SEC on August 8, 2024).**

10.46††, †††
Share Pledge Agreement, dated May 31, 2024, by and between the Company and Glencore Canada Corporation, acknowledged and agreed by Li-Cycle Europe AG (incorporated by reference to Exhibit 10.14 to the Company’s quarterly report on Form 10-Q (File No. 001-40733) filed with the SEC on August 8, 2024).**

Exhibit Number	Description
10.47††, †††
Global Assignment Agreement, dated May 31, 2024, by and between Li-Cycle Germany GmbH and Glencore Canada Corporation (incorporated by reference to Exhibit 10.15 to the Company’s quarterly report on Form 10-Q (File No. 001-40733) filed with the SEC on August 8, 2024).**

10.48††, †††
Account Pledge Agreement, dated May 31, 2024, by and between Li-Cycle Germany GmbH and Glencore Canada (incorporated by reference to Exhibit 10.16 to the Company’s quarterly report on Form 10-Q (File No. 001-40733) filed with the SEC on August 8, 2024).**

10.49†††
Share Pledge Agreement, dated May 29, 2024, by and between Li-Cycle Europe AG, Glencore Canada Corporation and Li-Cycle Germany GmbH (incorporated by reference to Exhibit 10.17 to the Company’s quarterly report on Form 10-Q (File No. 001-40733) filed with the SEC on August 8, 2024).**

10.50
Guarantee by the Company to Pike Conductor Dev 1, LLC (as Lessor) under Amended and Restated Ground Sublease Agreement (Warehouse), dated May 31, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on June 4, 2024).**

10.51††, †††
Limited Assignment of Design Build Contract, dated May 31, 2024, by and between Pike Conductor Dev 1, LLC, Li-Cycle North America Hub, Inc., and Pike Conductor JV 1, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on June 4, 2024).**

10.52†, †††
Executive Employment Agreement, dated March 26, 2024, by and between Li-Cycle Corp. and Conor Spollen (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-Q (File No. 001-40733) filed with the SEC on May 10, 2024).**

10.53†, †††
Executive Employment Agreement, dated December 6, 2021, by and between Li-Cycle Corp. and Debbie Simpson (incorporated by reference to Exhibit 5.3 to the Company’s annual report on Form 10-K (File No. 001-40733) filed with the SEC on March 15, 2024).**

10.54†, †††
Separation Agreement, dated March 26, 2024, as amended April 24, 2024, by and between Li-Cycle Corp. and Debbie Simpson (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-Q (File No. 001-40733) filed with the SEC on May 10, 2024).**

10.55†, †††
Executive Employment Agreement, dated March 1, 2022, by and between Li-Cycle Corp. and Tim Johnston (incorporated by reference to Exhibit 5.1 to the Company’s annual report on Form 10-K (File No. 001-40733) filed with the SEC on March 15, 2024).**

10.56†, †††
Separation Agreement, dated March 26, 2024, as amended April 29, 2024, by and between Li-Cycle Corp. and Tim Johnston (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on May 15, 2024), as amended by the Company’s Form 8-K/A (File No. 001-40733) filed with the SEC on June 5, 2024.**

10.57†, †††
Executive Employment Agreement, dated March 31, 2023, by and between Li-Cycle Europe AG and Richard Storrie (incorporated by reference to Exhibit 5.5 to the Company’s annual report on Form 10-K (File No. 001-40733) filed with the SEC on March 15, 2024).**

10.58†, †††
Separation Agreement, dated March 26, 2024, as amended April 26, 2024, by and between Li-Cycle Europe AG and Richard Storrie (incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on May 15, 2024).**

10.59†, †††
Executive Employment Agreement, dated July 17, 2024, by and between Li-Cycle Corp. and Craig Cunningham (incorporated by reference to Exhibit 10.25 to the Company’s quarterly report on Form 10-Q (File No. 001-40733) filed with the SEC on August 8, 2024).**

10.60†, †††
Executive Employment Agreement, dated March 1, 2022, by and between Li-Cycle Corp. and Ajay Kochhar (incorporated by reference to Exhibit 5.2 to the Company’s annual report on Form 10-K (File No. 001-40733) filed with the SEC on March 15, 2024).**

10.61†
First Amendment to Executive Employment Agreement, dated August 27, 2024, by and between Li-Cycle Corp. and Ajay Kochhar (incorporated by reference to Exhibit 10.26 to the Company’s quarterly report on Form 10-Q (File No. 001-40733) filed with the SEC on November 7, 2024).**

10.62†, †††
Executive Employment Agreement, dated March 1, 2022, by and between Li-Cycle Corp. and Carl DeLuca (incorporated by reference to Exhibit 10.52 to the Company’s annual report on Form 10-K/A (File No. 001-40733) filed with the SEC on April 29, 2024).**

10.63†
First Amendment to Executive Employment Agreement, dated August 27, 2024, by and between Li-Cycle Corp. and Carl DeLuca (incorporated by reference to Exhibit 10.27 to the Company’s quarterly report on Form 10-Q (File No. 001-40733) filed with the SEC on November 7, 2024).**

10.64†, †††
Executive Employment Agreement, dated March 1, 2022, by and between Li-Cycle Corp. and Chris Biederman (incorporated by reference to Exhibit 5.8 to the Company’s annual report on Form 10-K (File No. 001-40733) filed with the SEC on March 15, 2024).**

10.65†
First Amendment to Executive Employment Agreement, dated August 27, 2024, by and between Li-Cycle Corp. and Chris Biederman (incorporated by reference to Exhibit 10.28 to the Company’s quarterly report on Form 10-Q (File No. 001-40733) filed with the SEC on November 7, 2024).**

Exhibit Number	Description
10.66†, †††
Executive Employment Agreement, dated November 18, 2022, by and between Li-Cycle Corp. and Christine Barwell (incorporated by reference to Exhibit 5.6 to the Company’s annual report on Form 10-K (File No. 001-40733) filed with the SEC on March 15, 2024).**

10.67†
First Amendment to Executive Employment Agreement, dated August 27, 2024, by and between Li-Cycle Corp. and Christine Barwell (incorporated by reference to Exhibit 10.29 to the Company’s quarterly report on Form 10-Q (File No. 001-40733) filed with the SEC on November 7, 2024).**

10.68†, †††
Executive Employment Agreement, dated January 19, 2023, by and between Li-Cycle APAC Pte. Ltd. and Dawei Li (incorporated by reference to Exhibit 5.7 to the Company’s annual report on Form 10-K (File No. 001-40733) filed with the SEC on March 15, 2024).**

10.69†
First Amendment to Executive Employment Agreement, dated August 27, 2024, by and between Li-Cycle APAC Pte. Ltd. and Dawei Li (incorporated by reference to Exhibit 10.30 to the Company’s quarterly report on Form 10-Q (File No. 001-40733) filed with the SEC on November 7, 2024).**

10.70
Form of Li-Cycle Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 5.9 to the Company’s annual report on Form 10-K (File No. 001-40733) filed with the SEC on March 15, 2024).**

10.71††, †††
Loan Arrangement and Reimbursement Agreement, dated November 7, 2024, among the United States Department of Energy (as DOE), Li-Cycle U.S. Inc. (as Borrower), Li-Cycle North America Hub, Inc. (as Subsidiary Guarantor) and Li-Cycle Inc. (as Subsidiary Guarantor) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on November 7, 2024).**

10.72†††
Note Purchase Agreement, dated November 7, 2024, among Li-Cycle U.S. Inc. (as Borrower), the United States Department of Energy (as DOE), and the Federal Financing Bank (as FFB) (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on November 7, 2024).**

10.73††
Future Advance Promissory Note No.1, dated November 7, 2024, by and between Li-Cycle U.S. Inc. (as Borrower) and the Federal Financing Bank (as FFB, in its capacity as the holder of the note, and including any successor or assignee of FFB) (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on November 7, 2024).**

10.74††
Future Advance Promissory Note No. 2, dated November 7, 2024, among Li-Cycle U.S. Inc. (as Borrower) and the Federal Financing Bank (as FFB, in its capacity as the holder of the note, and including any successor or assignee of FFB) (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on November 7, 2024).**

10.75††, †††
Sponsor Support and Subordination Agreement, dated November 7, 2024, among the Company (as Sponsor), Li-Cycle Americas Corp. (as Parent), Li-Cycle U.S. Inc. (as Borrower), Citibank, N.A. acting through its Agency and Trust Division (as Collateral Agent) and the United Sates Department of Energy (as DOE) (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on November 7, 2024).**

10.76††, †††
Collateral Agency and Accounts Agreement, dated November 7, 2024, among Li-Cycle U.S. Inc. (as Borrower), Li-Cycle North America Hub, Inc. (as Subsidiary Guarantor), Li-Cycle Inc. (as Subsidiary Guarantor), the United States Department of Energy (as DOE), Collateral Agent and Citibank, N.A., acting through its Agency and Trust Division (as Depositary Bank) (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on November 7, 2024).**

10.77††
Security Agreement, dated November 7, 2024, among Li-Cycle U.S. Inc. (as Borrower), Li-Cycle North America Hub., Inc. (as Subsidiary Guarantor), Li-Cycle Inc. (as Subsidiary Guarantor), and Citibank, N.A., acting through its Agency and Trust Division (as Collateral Agent) (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on November 7, 2024).**

10.78††
Equity Pledge Agreement, dated November 7, 2024, by and between Li-Cycle Americas Corp. (as Pledgor) and Citibank, N.A., acting through its Agency and Trust Division (as Collateral Agent) (incorporated by reference to Exhibit 10.8 of the Company’s Form 8-K (File No. 001-40733) filed with the SEC on November 7, 2024).**

10.79††
Canadian General Security Agreement, dated December 9, 2024, among the Company, Li-Cycle Corp., Li-Cycle Americas Corp. and Glencore Canada Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on December 10, 2024).**

10.80††
Canadian Pledge Agreement, dated December 9, 2024, among the Company, Li-Cycle Corp., Li-Cycle Americas Corp. and Glencore Canada Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on December 10, 2024).**

10.81
Junior Ranking Equity Interest Pledge Agreement, dated December 9, 2024, by and between Li-Cycle Europe AG and Glencore Canada Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on December 10, 2024).**

Exhibit Number	Description
10.82††
Junior Ranking Share Pledge Agreement dated, December 9, 2024, by and between Li-Cycle Germany GmbH and Glencore Canada Corporation (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on December 10, 2024).**

10.83††
Junior Ranking Account Pledge Agreement dated, December 9, 2024, by and between Li-Cycle Germany GmbH and Glencore Canada Corporation (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on December 10, 2024).**

10.84
Confirmation and Restatement Agreement relating to a Security Assignment Agreement, dated December 9, 2024, among the Company, Li-Cycle Europe AG and Glencore Canada Corporation (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on December 10, 2024)**.

10.85††
Omnibus Amendment and Consent Agreement, dated January 13, 2025, among Li-Cycle U.S. Inc., Li-Cycle North America Hub, Inc., Li-Cycle Inc., the Company, Li-Cycle Americas Corp., the United States Department of Energy, and Citibank N.A., acting through its agency and trust division.

10.86
U.S. Stock Pledge Agreement dated January 13, 2025, among Li-Cycle Americas Corp. and Glencore Canada Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on January 14, 2025)**.

10.87††
U.S. Pledge and Security Agreement dated January 13, 2025, among Li-Cycle U.S. Inc., Li-Cycle Inc., Li-Cycle North America Hub, Inc., and Glencore Canada Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on January 14, 2025).**

10.88
Second U.S. Stock Pledge Agreement dated January 13, 2025, among Li-Cycle Americas Corp. and Glencore Canada Corporation (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on January 14, 2025).**

10.89††
Second U.S. Pledge and Security Agreement dated January 13, 2025, among Li-Cycle U.S. Inc., Li-Cycle Inc., Li-Cycle North America Hub, Inc., and Glencore Canada Corporation (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on January 14, 2025).**

10.90
Warrant Agency Agreement, dated January 16, 2025, by and between the Company and Continental Stock Transfer & Company, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on January 16, 2025).**

10.91
Consent and Waiver Agreement in respect of Senior Secured Glencore Note, dated January 14, 2025, by and between the Company and Glencore Canada Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on January 16, 2025).**

16.1
Letter from KPMG LLP to the Securities and Exchange Commission, dated April 2, 2024 (incorporated by reference to Exhibit 16.1 to the Company’s Form 8-K (File No. 001-40733) filed with the SEC on April 2, 2024).**

19.1	Li-Cycle Holdings Corp. Insider Trading Policy.
21.1	List of Subsidiaries of the Company.
23.1	Consent of KPMG LLP.
24.1	Power of Attorney (reference is made to the signature page hereto).
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1#	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350.
32.2#	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350.
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

LI-CYCLE HOLDINGS CORP.

		By:	/s/ Ajay Kochhar
Name: Ajay Kochhar
Title: President & CEO and Executive Director
Date:	March 31, 2025
POWER OF ATTORNEY
Each person whose signature appears below constitutes and appoints Ajay Kochhar, Craig Cunningham and Carl DeLuca, and each of them, as his or her true and lawful attorneys-in-fact, proxies and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with any exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorneys-in-fact, proxies and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, proxies and agents, or their or his or her substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ Ajay Kochhar	President & CEO and Executive Director (Principal Executive Officer)	March 31, 2025
Ajay Kochhar
/s/ Craig Cunningham	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2025
Craig Cunningham

/s/ Mark Wellings	Non-Executive Director	March 31, 2025
Mark Wellings

/s/ Susan Alban	Non-Executive Director	March 31, 2025
Susan Alban

/s/ Jacqueline A. Dedo	Non-Executive Director	March 31, 2025
Jacqueline A. Dedo

/s/ Diane Pearse	Non-Executive Director	March 31, 2025
Diane Pearse

/s/ Kunal Sinha	Non-Executive Director	March 31, 2025
Kunal Sinha

/s/ Scott Prochazka	Non-Executive Director	March 31, 2025
Scott Prochazka

/s/ Anthony Tse	Non-Executive Director	March 31, 2025
Anthony Tse